Form 10-Q
period 1995-09-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1995-11-14
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

   (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

  (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                             Commission File Number

                                    0-17633


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its Certificate
                            of Limited Partnership)

             Maryland                                 75-2228850
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

          100 Light Street
            Tenth Floor
        Baltimore, Maryland                                 21202
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (410) 625-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

        Yes          X                  No      _____

                                     INDEX

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Balance Sheets -- September 30, 1995 and December 31, 1994

              Statements of Operations -- For the three months ended September 30, 1995 and September 30, 1994 and for the nine months ended September 30, 1995 and September 30, 1994

              Statements of Cash Flows -- For the nine months ended September 30, 1995 and September 30, 1994

              Notes to Financial Statements -- September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1995.

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                                  (Unaudited)
                                                 Sept. 30, 1995   Dec. 31, 1994

ASSETS
Real Estate Investments:
  Income Producing Properties -- Note B            $28,837,275     $29,427,139
Cash and Cash Equivalents (including temporary
  investments at Sept. 30, 1995 and
  Dec. 31, 1994 of $1,055,938 and $431,820,
  respectively) -- Note D                            1,433,922         623,032
Restricted Cash Escrow -- Note F                       355,406         357,545
Accounts Receivable                                     78,049         127,187
Other Assets                                           278,860         275,472

    Total Assets                                   $30,983,512     $30,810,375

LIABILITIES
Mortgages Payable -- Note F                        $20,611,101     $20,655,687
Accounts Payable and Other Liabilities               1,430,432         948,523
Deferred Recoveries - Note K                           257,302               0
Due to General Partners and Affiliates -- Note E     1,810,595       1,582,106
Cash Flow Protector Loan -- Note H                   4,849,734       4,849,734
                                                   $28,959,164     $28,036,050

PARTNERS' EQUITY
General Partners                                      (224,170)       (216,670)
Assignor and Assignee Limited Partners
  1,094,283 Units Issued and Outstanding             2,248,518       2,990,995
                                                     2,024,348       2,774,325
    Total Liabilities and Partners' Equity         $30,983,512     $30,810,375





              See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               For the Three   For the Three   For the Nine    For the Nine
                                               Months Ended    Months Ended    Months Ended    Months Ended
                                               Sept. 30, 1995  Sept. 30, 1994  Sept. 30, 1995  Sept. 30, 1994

REVENUE:
  Rental                                        $1,149,755      $1,144,572      $3,431,056      $ 3,117,682
  Interest                                          16,844           9,035          39,103           20,794
    Total Revenue                                1,166,599       1,153,607       3,470,159        3,138,476

EXPENSES:
  Property Operating                               477,870         367,293       1,375,847        1,246,967
  Equity in Joint Venture Loss -- Note C                 0         101,739               0          243,058
  St. Andrews Repair and Legal Costs,
    Net of Recoveries - Note K                      57,196          62,562         221,645          109,718
  General and Administrative                        38,491          26,502         110,844           90,586
  Interest                                         535,812         583,570       1,606,102        1,749,275
  Depreciation and Amortization                    304,697         280,325         905,698          835,297
    Total Expenses                               1,414,066       1,421,991       4,220,136        4,274,901

        NET LOSS                                $ (247,467)     $ (268,384)     $ (749,977)     $(1,136,425)

Net Loss Allocated to:
  General Partners                              $   (2,475)     $   (2,684)     $   (7,500)     $   (11,364)
  Assignor and Assignee Limited Partners          (244,992)       (265,700)       (742,477)      (1,125,061)
                                                $ (247,467)     $ (268,384)     $ (749,977)     $(1,136,425)

Net Loss per Unit -- Note A                     $     (.22)     $     (.24)     $     (.68)     $     (1.03)

Cash Distributions per Unit -- Note A           $        0      $        0      $        0      $         0

Weighted Average Number of Units                 1,094,283       1,094,283       1,094,283        1,094,283





              See accompanying notes to the financial statements.

              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 For the Nine    For the Nine
                                                 Months Ended    Months Ended
                                                 Sept. 30, 1995  Sept. 30, 1994

Operating Activities
  Net Loss                                        $ (749,977)    $(1,136,425)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                      905,698         835,297
  Equity in joint venture loss                             0         243,058
  Change in net assets and liabilities related to
    operating activities:
    Decrease in restricted cash escrow                 2,139               0
    Increase in due to general partners and
      affiliates                                     228,489         217,922
    Increase in accounts payable and other
      liabilities                                    481,909         623,872
    Increase in deferred recoveries                  257,302               0
    Decrease in accounts receivable                   49,138          44,739
    Increase in other assets                         (75,377)       (345,207)

Net Cash Provided by Operating Activities          1,099,321         483,256

Investing Activities
  Investment in income producing properties         (243,845)       (319,183)
  Reimbursement of capital improvements by
    a tenant                                               0          85,104
Net Cash Used in Investing Activities               (243,845)       (234,079)

Financing Activities
  Mortgage principal payments                        (44,586)        (40,297)

Net Cash Used in Financing Activities                (44,586)        (40,297)

Increase in Cash and Cash Equivalents                810,890         208,880

Cash and Cash Equivalents, Beginning of Period       623,032         911,915

Cash and Cash Equivalents, End of Period          $1,433,922     $ 1,120,795





              See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)


NOTE A - Organization, Basis of Presentation and Summary of Significant
         Accounting Policies

USF&G/Legg Mason Realty Partners Limited Partnership (the "Partnership") was organized under the laws of the state of Maryland on April 12, 1988. The Partnership was formed to acquire, hold, lease and ultimately dispose of income producing commercial and multi-family residential properties located primarily in the Eastern half of the United States.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

Allocation of Net (Loss) Income from Operations

Net (loss) income from operations is allocated first among the partners in proportion to cash distributions and second, if there have been no cash distributions, 99% to the assignee limited partners ("Unitholders") and 1% to General Partners. Net (loss) income and cash distributions per Unit were computed based upon net (loss) income allocated to and cash distributions paid to Unitholders divided by the weighted average number of Units outstanding during the periods indicated. The allocated 1% net (loss) income from operations to the General Partners is prorated for net (loss) on the basis of 80% to USF&G Realty Partners, Inc. (the "USF&G General Partner") and 20% to Legg Mason Realty Partners, Inc. (collectively, the "General Partners") while net income is allocable on the basis of 50% to the USF&G General Partner and 50% to Legg Mason Realty Partners, Inc.

NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)


NOTE B - Income Producing Properties (Continued)

                                      September 30, 1995    December 31, 1994
Buildings and improvements               $29,061,970          $29,039,871
Land                                       5,444,913            5,444,913
                                          34,506,883           34,484,784
Less:  Accumulated depreciation           (5,669,608)          (5,057,645)
                                         $28,837,275          $29,427,139

NOTE C - Investment in Joint Venture

The Partnership owns a fifty percent general partnership interest in Greenbrier Towers General Partnership (the "Joint Venture"). On April 26, 1995, the Joint Ventures' sole property, Greenbrier Towers, was purchased by the lender at foreclosure. At the time of foreclosure, the amount of the debt, which included principal and accrued and unpaid interest, was greater than the appraised value of Greenbrier Towers. The following tables disclose summarized information as to the Partnership's share of the assets and liabilities as of the dates indicated. The equity in the revenue and expenses of the Joint Venture for the three and nine months ended September 30, 1995 include operations through April 26, 1995 only, the date of foreclosure.

                                      September 30, 1995    December 31, 1994
Balance Sheets
Assets
Buildings and improvements               $         0          $ 7,401,028
Land                                               0              811,654
                                                   0            8,212,682
Less:  Accumulated depreciation                    0           (1,514,755)
                                                   0            6,697,927
Other                                         30,305              136,059
Total Assets                             $    30,305          $ 6,833,986

Liabilities
Mortgage payable - in default            $         0          $ 6,622,585
Note payable due to General Partner -
in default                                         0              183,598
Other                                         30,305              147,565
Total Liabilities                        $    30,305          $ 6,953,748

Investment in Joint Venture                        0                    0
Unrecognized losses                                0             (119,762)
Total Equity                                       0             (119,762)

Total Liabilities and Equity             $     30,305         $ 6,833,986

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)

NOTE C - Investment in Joint Venture (Continued)

                                                 For the Three Months Ended      For the Nine Months Ended
                                               Sept. 30, 1995  Sept. 30, 1994  Sept. 30, 1995  Sept. 30, 1994
Statements of Operations

Gross revenue                                    $       0       $ 275,622       $ 363,012       $  820,103
Less expenses:
  Property operating                                     0         116,285         150,398          306,267
  Writedown for asset impairment                         0               0         460,568                0
  Depreciation/amortization                              0          95,259          90,224          259,683
  Interest                                               0         165,817         233,884          497,211
Total expenses                                   $       0       $ 377,361       $ 935,074       $1,063,161

Gain on debt forgiveness                         $       0       $       0       $ 691,824       $        0

Equity in joint venture income (loss)            $       0       $(101,739)      $ 119,762       $ (243,058)

Recognition of cumulative unrecognized
  joint venture loss                                     0               0        (119,762)               0

Recognized equity in joint venture loss          $       0       $(101,739)      $       0       $ (243,058)

No cash distributions had been received from the Joint Venture through September 30, 1995. The other assets on the balance sheet represent cash held by the Joint Venture for property expenses and contingent liabilities. This cash may be paid to the lender in return for a mutually acceptable agreement regarding these expenses and liabilities. The General Partners intend to dissolve the Joint Venture Partnership once a final agreement regarding property expenses and contingent liabilities is reached.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)


NOTE C - Investment in Joint Venture (Continued)

Recognized equity in joint venture loss represents the Partnership's share of the net operating income less interest and depreciation of Greenbrier Towers. The recognition of the Partnership equity in joint venture loss had been limited to the balance of its investment in the Joint Venture. The Partnership's share in joint venture income for the nine months ended September 30, 1995 of $119,762 has been offset by the recognition of the cumulative unrecognized losses. These losses were not previously recognized by the Partnership since the investment in joint venture balance was reduced to zero as of December 31, 1994. The liability of the Joint Venture and the Partnership under the mortgage is non-recourse except under certain limited circumstances. The Partnership does not believe these limited circumstances have occurred and is not aware of any claims to the contrary. As a result, the Partnership does not believe it has any obligation or liability under the mortgage. Additionally, the note payable due to the General Partner from the Joint Venture is non-recourse to the Partnership and the Partnership believes that the remaining Joint Venture assets are sufficient to meet its recourse obligations.

NOTE D - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

NOTE E - Related Party Transactions

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                                                 For the Three Months Ended      For the Nine Months Ended
                                               Sept. 30, 1995  Sept. 30, 1994  Sept. 30, 1995  Sept. 30, 1994

Charged to expenses:
  Asset Management Fees                          $       0       $       0       $       0       $    181
  Interest Expense                                  77,802          73,345          231,027       217,652
  Operating Expenses                                19,158          21,885           67,661        65,348

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)


NOTE E - Related Party Transactions (Continued)

Operating expenses include reimbursement for the actual cost of administrative services and insurance coverage provided to the Partnership. The Partnership's property and liability insurance coverage is provided under a blanket policy obtained by USF&G Realty, Inc. in their capacity as asset manager. This blanket policy covers a majority of the properties managed by USF&G Realty, Inc. The Partnership's insurance costs are significantly lower under the blanket policy as compared to obtaining a separate Partnership policy. During the second quarter, the asset manager's independent insurance agent solicited competitive bids from other insurance carriers to replace the current policy which expired on November 1, 1995. Subsequent to the request for bids, the current carrier provided a non-renewal notification. The breadth of coverage and the premium cost of the blanket proposal submitted by United States Fidelity and Guaranty Company, an affiliate of the USF&G General Partner was significantly better than the other competitive bids. The independent insurance agent also solicited bids for the Partnership properties separately. These bids reflected higher costs and more restrictive coverage than the blanket policy. Based on a review of all of the competitive bids, the independent insurance agent recommended and the Partnership selected coverage under a blanket policy provided by United States Fidelity and Guaranty Company. The Partnership's portion of the new insurance premium is approximately $37,000 as compared to $30,520 for the prior policy year. The increased insurance costs which were effective November 1, 1995 will be recognized commencing in the fourth quarter. For the nine months ended September 30, 1995, insurance costs were approximately $26,118.

Due to General Partners and affiliates consists of the following as of the dates indicated:

                                      September 30, 1995    December 31, 1994

Asset Management Fees                      $  423,990            $  423,990
Accrued Interest on the Cash Flow
  Protector Loan                            1,159,911               942,259
General Partner Loans                         200,000               200,000
Accrued Interest on General Partner Loans      15,170                 1,795
Operating Expenses                             11,524                14,062
                                           $1,810,595            $1,582,106

In connection with the loan modification at NEBC executed in the fourth quarter of 1994 discussed in Note F, the General Partners, USF&G Realty Partners, Inc. and Legg Mason Realty Partners, Inc., provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners are in the form of loans from each General Partner which accrue interest at the prime rate and mature on August 15, 1999. The Partnership 's obligation to make interest and principal payments under the loans is limited to the extent of available NEBC reserves and escrows and sale or refinancing proceeds (as defined in the Partnership Agreement) attributable to the NEBC property.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)


NOTE E - Related Party Transactions (Continued)


See Note K - St. Andrews Repair and Legal Costs for a discussion of an additional loan from USF&G Realty Partners, Inc. Additionally, during the third quarter, the Partnership received $100,000 as a settlement with a responsible party in the St. Andrews construction litigation. This settlement payment was made by United States Fidelity & Guaranty Company, an affiliate of USF&G Realty Partners, as the insurer of the responsible party. The settlement with United States Fidelity and Guaranty Company was negotiated at arms length between counsel for the Partnership and the claims representative.

NOTE F - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:

                                      September 30, 1995    December 31, 1994

Mortgage loan, secured by Northeast
  Business Campus, due August 15, 1999,
  interest at 8.00%                       $ 7,975,000          $ 7,975,000

Mortgage loan, secured by St. Andrews
  at Westwood, due September 1, 1997,
  interest at 9.65%                         8,500,000            8,500,000

Mortgage loan, secured by a portion
  of Shadeland Retail Center, due
  January 1, 1997, interest at 9.375%       4,136,101            4,180,687
                                          $20,611,101          $20,655,687

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $1,375,075 and $1,531,623 was incurred on these mortgages for the nine months ended September 30, 1995, and 1994, respectively. Interest payments of $1,348,808 and $1,049,736 were made for the nine months ended September 30, 1995, and 1994, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)


NOTE F - Mortgages Payable (Continued)

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At September 30, 1995, the lender held $355,406 in reserves and escrows. Future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. See Note E - Related Party Transactions and Not e J - Commitments and Contingencies.

NOTE G - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of September 30, 1995, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993.

Note H - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of September 30, 1995, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds.

NOTE I - Right of Presentment

On June 30, 1995, the General Partners purchased all of the 56,200 Units presented under the 1995 Right of Presentment Program. The Units were purchased at a price per unit of $4.18 from all Unitholders that presented. The USF&G General Partner purchased 13,886 of the Units which included 1,887 priority Units from the 1993 Right of Presentment Program. The remaining 42,314 Units were purchased by the other General Partner.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                   Notes to Financial Statements (Continued)
                               September 30, 1995
                                  (Unaudited)


NOTE J - Commitments and Contingencies

In order to obtain the NEBC loan modification during 1994 discussed in Note F, the Partnership agreed to permit the NEBC mortgage lender to participate in the NEBC sales proceeds above the outstanding debt and closing costs. Upon sale of NEBC, the lender will be entitled to receive 60% of the first $1,500,000, 40% of the next $500,000 and 10% thereafter of the remaining proceeds.

NOTE K - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $2.9 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter and may take up to a year to complete. The Partnership has incurred significant costs, including construction and engineering expenses, in connection with assessing the construction problems and pursuing legal remedies during 1995. The Partnership has recovered $627,500 to date in settlements from responsible parties, including a $465,000 settlement payment from a responsible party during the second quarter and $100,000 during the third quarter from an affiliate of the USF&G General Partner as discussed in Note E. The remaining $62,500 settlement payment was received during the fourth quarter of 1994 and used to offset certain construction costs incurred during 1994. Approximately $308,000 of the settlements received during 1995 were used to offset certain engineering and construction costs incurred during 1 995. The remaining settlement proceeds of $257,302 received during 1995 have been deferred and are included in liabilities as deferred recoveries to offset future construction costs. The Partnership incurred approximately $110,000 of St. Andrews re pair and legal costs through the third quarter of 1994 which were not offset by any recoveries.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its terms, the loan will mature September 1, 1997 and pay interest monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sale or refinancing proceeds. As of September 30, 1995, no draws on this loan have been made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On June 28, 1988, the Partnership's Registration Statement registering 1,400,000 Units at an offering price of $25 per Unit was declared effective by the Securities and Exchange Commission. As of December 31, 1989, at the termination of the offering , 1,094,283 Units had been sold for aggregate gross proceeds of $27,357,075.

After deducting rebates to Unitholders of $835,001 and offering and organizational costs and selling commissions totaling $2,174,276, approximately $24,348,000 was available for investment in income producing properties. Substantially all of the proceeds available for investment were invested in four income producing properties meeting the investment criteria of the Partnership. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ( "Shadeland") are owned directly by the Partnership (collectively, the "Properties") and the Partnership owns a fifty percent general partnership interest in the Greenbrier Towers General Partnership (the "Joint Venture"). The Joint Venture's sole property, Greenbrier Towers, was purchased by the lender at foreclosure on April 26, 1995. The General Partners intend to dissolve the Joint Venture Partnership once a final agreement regarding property expenses and contingent liabilities is reached.

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at September 30, 1995 increased $810,890 from December 31, 1994. The increase was primarily due to the increase in accounts payable and other liabilities and the deferred recoveries from the St. Andrews settlements discussed below, offset in part by investments in income producing properties. The increase in accounts payable and other liabilities is primarily due to an increase at NEBC for accrued tenant improvements and lease commissions and an increase at St. Andrews for accrued construction repairs, litigation costs and real estate taxes. During the third quarter, the Partnership leased an additional 14,589 square feet at NEBC to Electronic Data Systems in Building 5 bringing occupancy up to 88% as of September 30, 1995. The addition of this tenant required an investment in tenant improvements of $146,340. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1)
  decreasing with the funding of lease-up costs at Shadeland and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid.

The Partnership's ability to compete in each market is adversely affected by the declining level of cash provided by operations since the level of tenant improvement is limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves and to provide for the St. Andrews construction repairs and certain other property maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent in view of the current real estate and economic environment and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

Repair of the construction problems at St. Andrews began during the third quarter under the $2.9 million repair contract entered into during the second quarter. The repairs may take up to a year to complete and the actual costs could vary substantially from the $2.9 million base contract price if additional problems are discovered as repairs are made. During the fourth quarter, modifications to the original construction contract were made to install new windows and replace the roof on all the buildings. These changes resulted in a $215,000 increase in the $2.9 million base contract. The contract price was based on the repairs recommended by the detailed engineering studies completed during the first quarter. The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 a nd interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves, or sale or refinancing proceeds. As of September 30 , 1995, no draws on this loan have been made.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages.
While the Partnership intends to assert its claims vigorously, there can be no assurance that it will recover its damages in full. To date, the Partnership has negotiated settlements of $627,500, $565,000 of which was received during 1995. During the second quarter, the Partnership received $465,000 from the architect and $100,000 during the third quarter from United States Fidelity and Guaranty Company, the insurer of the painting and reconstruction contractor. The settlement with United States Fidelity and Guaranty Company, an affiliate of the USF&G General Partner, was negotiated at arms length between counsel for the Partnership and the claims representative. The Partnership continues to assert claims in the litigation against various responsible parties.

The Partnership anticipates that the repairs at St. Andrews may result in lower occupancy and/or rental rates during the period that repairs are being made and is offering concessions to maintain occupancy at a market level. A reduction in occupancy or rental rates would result in lower cash flow from operations at St. Andrews. A new apartment community, The Mission Club, is under development within one mile of the St. Andrews complex. This 352-unit luxury complex is scheduled to open in early 1996 and is expected to have higher rents than the St. Andrews property.

Occupancy at Shadeland remains stable as of September 30, 1995 at 96% since most tenants are renewing their leases upon expiration. During October 1995, Ace Hardware vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. This vacancy reduced occupancy to 89%. There are currently two parties showing interest in this newly vacant space. In addition, a small strip center has opened across the street anchored by a Walgreen, an Osco competitor. That center is fully occupied and has not impacted Shadeland leasing activity.

The Greenbrier Towers General Partnership (the "Joint Venture"), which includes the Partnership and Greenbrier Towers Fidelity Associates Limited Partnership ("Fidelity"), an affiliate of the USF&G General Partner, approached the lender during the fourth quarter of 1994 to seek to obtain a modification in the terms of the mortgage. The Partnership and Fidelity determined that no additional investment in the property was economically justified without an acceptable loan modification. The Joint Venture did not pay the scheduled interest payment on the Greenbrier Towers mortgage due on December 15, 1994 due to continued operating cash flow deficits with respect to the Greenbrier Towers property. Consequently, the mortgage was in default on December 19, 1994. An acceptable modification to the mortgage was not obtained and as a result the Joint Venture property was foreclosed upon. The mortgage lender purchased the property at the foreclosure sale on April 26, 1995.

Results of Operations
                                    Net Income (Loss)       Net Income (Loss)
                                   for the Nine Months     for the Nine Months
                                   Ended Sept. 30, 1995    Ended Sept. 30, 1994

NEBC                                   $  (134,326)            $  (400,950)
St. Andrews                               (270,940)               (236,922)
St. Andrews Repair and Legal Costs
  Net                                     (221,645)               (109,718)
Shadeland                                  194,634                 142,786
                                          (432,277)               (604,804)

Equity in Joint Venture Loss -
  Greenbrier                                     0                (243,058)

Partnership Expense                       (317,700)               (288,563)
                                       $  (749,977)            $(1,136,425)

            Nine Months Ended September 30, 1995 ("Current Period") as compared to September 30, 1994 ("Comparable Period")

The Partnership incurred a net loss of $(749,977) for the nine months ended September 30, 1995 ("current period"). Rental revenue for the current period was $3,431,056 as compared to $3,117,682 for the nine month period ended September 30, 1994 ("the comparable period"). The increase in rental revenue of $313,374 was primarily due to higher occupancy at NEBC and higher rental rates and expense reimbursements at Shadeland. Property operating expenses increased $128,880 to $1,375,847 for the current period from $1,246,967 for the comparable period. The increase is the result of increased operating expenses at NEBC.

Rental revenue at NEBC increased $277,863 to $1,200,921 for the current period as compared to $923,058 for the comparable period due to increased occupancy. The occupancy at NEBC increased to 88% as of September 30, 1995 as compared to 78% as of September 30, 1994. The occupancy for office and service center space at September 30, 1995 was 88% and 87% respectively, as compared to 77% and 82% respectively, at September 30, 1994. The increased office occupancy was due primarily to the 14,589 square foot Electronic Data Systems lease in Building 5 executed during the third quarter of 1995. The net increase in service center space was due to the signing of three new tenant leases offset by vacancies upon lease expiration in the fourth quarter of 1994. The average rental rate at September 30, 1995 increased to $8.76 per square foot for office space and decreased to $6.84 per square foot for service center space as compared to $8.22 and $7.38, respectively, at September 30, 1994. The increase in the office space average rental rate is due to the higher ADP rental rates. At the renewal of the ADP lease in the fourth quarter of 1994, the lease was converted from a triple net lease to a gross lease with a higher base rent component. The decline in service center average rental rates is due to new tenant leases at lower rental rates.

Operating expenses at NEBC increased $122,962 to $546,718 for the current period as compared to $423,756 for the comparable period. The increase was primarily due to increased cleaning, maintenance, utilities and real estate taxes offset in part by lower grounds and landscaping costs. Cleaning, maintenance and utilities are up due to the higher occupancy at Building 5 during 1995. The real estate taxes are higher in the current period since the comparable period included a refund received as a result of the successful tax appeal. Grounds and landscaping costs are lower due to a cost reduction on the new groundkeeping contract and lower snow removal costs.

Rental revenue at St. Andrews decreased $14,953 to $1,305,482 for the current period as compared to $1,320,435 for the comparable period. The decline in rental revenue was due to the decline in occupancy offset in part by higher rental rates and higher residential termination fees and late charges. The average occupancy at St. Andrews decreased to 91% for the current period as compared to 93% for the comparable period. The average monthly non-corporate rental rate during the current period in creased to $599 per unit as compared to $593 during the comparable period due to increased market rental rates. The number of corporate units decreased from five at September 30, 1994 to three at September 30, 1995. Operating expenses at St. Andrews, excluding the repair and legal costs discussed below, increased $10,643 to $632,022 for the current period as compared to $621,379 for the comparable period. This increase is primarily due to higher payroll and security costs offset in part by lower real estate tax expenses. Payroll costs are higher due to the addition of a part time groundskeeper. Security costs were higher in 1995 due to the replacement of locks on apartments. Real estate tax expenses are lower due to a successful appeal of the Property's assessed value.

The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses. The Partnership has incurred significant engineering and legal costs at St. Andrews related to assessing the construction problems and pursuing legal remedies against responsible parties during 1995. To date, the Partnership has negotiated settlements of $627,500, $565,000 of which was received during 1995 including $465,000 during the second quarter and $100,000 in the third quarter. The remaining $62,500 settlement payment was received during the fourth quarter of 1994 and used to offset certain construction costs incurred during 1994. Approximately $308,000 of the settlements received during 1995 were used to offset certain engineering and construction costs incurred during 1995. The remaining settlement proceeds of $257,302 received during 1995 have been deferred and are included in liabilities as deferred recoveries to offset future construction costs. The Partnership incurred approximately $110,000 of St. Andrews repair and legal costs through the third quarter of 1994 which were not offset by any recoveries.

Rental revenue at Shadeland increased $50,464 to $924,653 for the current period as compared to $874,189 for the comparable period. The increase is primarily due to higher rental rates and expense reimbursements. The average rental rate was $10.43 per square foot at September 30, 1995 and $10.08 at September 30, 1994. Occupancy at Shadeland was stable at 96% as of September 30, 1995 and 1994. Expense reimbursements were lower in the comparable period due to a refund to tenants of the 1993 over collection of expense reimbursements in 1994. Operating expenses at Shadeland decreased $4,725 to $197,107 for the current period as compared to $201,832 for the comparable period. The decrease is due to higher snow removal costs during 1994 associated with the severe winter weather offset in part by lower bad debt recoveries in the current period.

Recognized equity in joint venture loss represents the Partnership's share of the net operating income less interest and depreciation of Greenbrier Towers. The recognition of the Partnership equity in joint venture loss is limited to the balance of its investment in the Joint Venture. The Partnership's share in joint venture income for the nine months ended September 30, 1995 of $119,762 has been offset by the recognition of cumulative unrecognized losses which were not previously recognized i n the prior year since the investment in joint venture balance was reduced to zero as of December 31, 1994.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector and General Partner loans offset by interest earned on temporary investments. The increase of $29,137 to $317,700 for the current period as compared to $288,563 is primarily due to the interest expense related to the General Partner loans incurred in connection with the fourth quarter 1994 NEBC loan modification and general and administrative costs offset in part b y increased interest income.

Total general and administrative expenses increased by $20,258 to $110,844 for the current period as compared to $90,586 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The increase is primarily due to higher professional fees and administrative costs.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner and the General Partner loans. Interest expense decreased $143,173 to $1,606,102 for the current period as compared to $1,749,275 for the comparable period. The decrease is primarily due to the successful loan modification during the fourth quarter of 1994 which reduced the interest rate on the NEBC loan.

Depreciation and amortization expense increased by $70,401 to $905,698 for the current period as compared to $835,297 for the comparable period. The increase was primarily due to the amortization of leasing commission and tenant improvement addition s at NEBC and the write off of unamortized NEBC tenant improvements in vacant areas of the project with no remaining economic benefit.

Results of Operations
                                    Net Income (Loss)       Net Income (Loss)
                                      for the Three           for the Three
                                      Months Ended            Months Ended
                                    September 30, 1995      September 30, 1994

NEBC                                   $  (24,988)             $  (19,894)
St. Andrews                              (106,710)                (64,040)
St. Andrews Repair and Legal Costs,
  Net                                     (57,196)                (62,562)
Shadeland                                  46,127                  71,080

                                         (142,767)               (75,416)

Equity in Joint Venture Loss -
  Greenbrier                                    0               (101,739)

Partnership Expense                      (104,700)               (91,229)
                                        $(247,467)             $(268,384)

            Three Months Ended September 30, 1995 ("Current Period") as compared to September 30, 1994 ("Comparable Period")

The Partnership incurred a net loss of $(247,467) for the three months ended September 30, 1995 ("current period"). Rental revenue for the current period was $1,149,755 as compared to $1,144,572 for the three month period ended September 30, 1994 (" the comparable period"). Property operating expenses increased $110,577 to $477,870 for the current period from $367,293 for the comparable period due primarily to increased occupancy at NEBC.

Rental revenue at NEBC increased $32,373 to $422,826 for the current period as compared to $390,453 for the comparable period due to increased occupancy. The occupancy at NEBC increased to 88% as of September 30, 1995 as compared to 78% as of September 30, 1994. The occupancy for office and service center space at September 30, 1995 was 88% and 87% respectively, as compared to 77% and 82% respectively, at September 30, 1994. The increased office occupancy was due primarily to the 14,589 square foot Electronic Data Systems lease in Building
5 executed during the third quarter of 1995. The net increase in service center space was due to vacancies upon lease expiration in the fourth quarter of 1994 offset by the signing of three new tenant leases. The average rental rate at September 30, 1995 increased to $8.76 per square foot for office space and decreased to $6.84 per square foot for service center space as compared to $8.22 and $7.38, respectively, at September 30, 1994. The increase in the office space average rental rate is due to the higher ADP rental rate. At the renewal of the ADP lease in the fourth quarter of 1994, the lease was converted from a triple net lease to a gross lease with a higher base rent component.
The decline in service center average rental rates is due to new tenant leases at lower rental rates.

Operating expenses at NEBC increased $72,881 to $181,941 for the current period as compared to $109,060 for the comparable period. The increase was primarily due to increased utilities, real estate taxes and legal costs offset in part by lower ground s and landscaping costs. Utilities are up due to the higher usage and occupancy at Building 5 during 1995. The real estate taxes are higher in the current period since the comparable period included a refund received as a result of the successful tax appeal. Legal costs are higher due to the reversal and capitalization during the comparable period of debt restructure costs incurred earlier in the year. Grounds and landscaping costs are lower due to a cost reduction in the new groundskeeping contract.

Rental revenue at St. Andrews decreased $14,758 to $436,700 for the current period as compared to $451,458 for the comparable period. The decline in rental revenue was due to the decline in rental rates. The average occupancy at St. Andrews was 92% for the current and comparable periods. The average monthly non-corporate rental rate during the current period decreased to $596 per unit as compared to $601 during the comparable period due to increased rental concessions offered during the current period. The number of corporate units decreased from five at September 30, 1994 to three at September 30, 1995. Operating expenses at St. Andrews increased $24,756 to $227,832 for the current period as compared to $203,076 for the comparable period. The increase in operating expenses is primarily due to an increase in payroll and security costs. Payroll costs are higher due to the addition of a part time groundskeeper and security costs were higher due to the replacement of apartment locks.

The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses. The Partnership has incurred significant engineering and legal costs at St. Andrews related to assessing the construction problems and pursuing legal remedies against responsible parties during 1995. To date, the Partnership has negotiated settlements of $627,500, $565,000 of which was received during 1995 including $465,000 during the second quarter and $100,000 during the third quarter. The remaining $62,500 settlement payment was received during the fourth quarter of 1994 and used to offset certain construction costs incurred during 1994. Approximately $308,000 of the settlements received during 1995 were used to offset certain engineering and construction costs incurred during 1995 including approximately $142,000 during the third quarter. Settlement proceeds of approximately $257,000 have been deferred and are included in liabilities as deferred recoveries to offset future construction costs. In the third quarter of 1994, the Partnership incurred approximately $63,000 of St. Andrews repair and legal costs which were not offset by any recoveries.

Rental revenue at Shadeland decreased $12,432 to $290,229 for the current period as compared to $302,661 for the comparable period. The decrease is primarily due to lower expense reimbursements. The average rental rate was $10.43 per square foot at September 30, 1995 and $10.08 at September 30, 1994. Occupancy at Shadeland was stable at 96% as of September 30, 1995 and September 30, 1994. Expense reimbursements were lower in the current period due to the earlier collection of reimbursable taxes in 1994. Operating expenses at Shadeland increased $12,940 to $68,097 for the current period as compared to $55,157 for the comparable period. The increase is primarily due to an increase in bad debt and a general increase in property operating costs during the current period.

Recognized equity in joint venture loss represents the Partnership's share of the net operating income less interest and depreciation of Greenbrier Towers. Due to the April 26, 1995 foreclosure, there were no items of income or loss generated by the Joint Venture in the third quarter of 1995.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector and General Partner loans offset in part by interest earned on temporary investments. The increase of $13,471 to $104,700 for the current period as compared to $91,229 is due to the interest expense related to the General Partner loans incurred in connection with the fourth quarter 1994 NEBC loan modification and increased general and administrative expenses.

Total general and administrative expenses increased by $11,989 to $38,491 for the current period as compared to $26,502 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The increase is primarily due to higher professional fees.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner and the General Partner loans. Interest expense decreased $47,758 to $535,812 for the current period as compared to $583,570 for the comparable period. The decrease is due to the successful loan modification during the fourth quarter of 1994 which reduced the interest rate on the NEBC loan.

Depreciation and amortization expense increased by $24,372 to $304,697 for the current period as compared to $280,325 for the comparable period primarily due to the amortization of leasing commissions and tenant improvement additions at NEBC.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

(a)       10.48  Promissory Note for $3.5 million dated August 23, 1995 between the Partnership and USF&G Realty Partners, Inc. relating to the St. Andrews construction repair project.

(b)       10.49  Construction Loan Agreement (executed in connection with
                 Exhibit 10.48 above) dated August 23, 1995 between the Partnership and USF&G Realty Partners, Inc.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacity and on the date indicated.




                                   USF&G/LEGG MASON REALTY PARTNERS
                                     LIMITED PARTNERSHIP
                                   (Registrant)


                              By:  USF&G Realty Partners, Inc.,
                                   A General Partner




Date:  November 14, 1995           JOSEPH A. WESOLOWSKI

                                   Joseph A. Wesolowski
                                   Vice President and Chief Accounting Officer