Form 10-K
period 1995-12-31
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1996-03-27
CIK 832482

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                              ---------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
     DECEMBER 31, 1995                               Commission File No. 0-17633

                             ----------------------

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                  (Exact name of registrant as specified in its
                       Certificate of Limited Partnership)

MARYLAND                                                              75-2228850
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 LIGHT STREET, TENTH FLOOR, BALTIMORE, MARYLAND          21202
(Address of principal executive offices)                 (Zip Code)


       (Registrant's telephone number including area code) (410) 625-5500

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
         UNITS OF ASSIGNEE LIMITED PARTNERSHIP INTERESTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

                                 Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K to
Document from Which Portions                            which Incorporated by
Are Incoporated by Reference                                        Reference

1. Prospectus dated June 28, 1988                         Part I and Part III
2. Prospectus Supplement No. 1 dated November 7, 1988                  Part I
3. Prospectus Supplement No. 2 dated February 10, 1989                 Part I
4. Prospectus Supplement No. 4 dated May 18, 1989                      Part I
5. Prospectus Supplement No. 5 dated August 7, 1989                    Part I

                                TABLE OF CONTENTS

PART I                                                                     PAGE

Item 1. Business                                                              1

Item 2. Properties                                                            2

Item 3. Legal Proceedings                                                     5

Item 4. Submission of Matters to a Vote of Security Holders                   5

PART II

Item 5. Market for the Partnership's Assignee Limited Partnership Units and
        Related Security Holder Matters                                       6

Item 6. Selected Financial Data                                               9

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 9

Item 8. Financial Statements and Supplementary Data                          19

Item 9. Change in and Disagreements with Accountants on Accounting and
        Financial Disclosures                                                58

PART III

Item 10. Directors and Executive Officers of the Partnership                 59

Item 11. Executive Compensation                                              61

Item 12. Security Ownership of Certain Beneficial Owners and Management      61

Item 13. Certain Relationships and Related Transactions                      62

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    63

Signatures                                                                   68

                                     PART I

ITEM 1.    BUSINESS.

USF&G/Legg Mason Realty Partners Limited Partnership (the "Partnership") was organized as a limited partnership under the Maryland Revised Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership filed with the Maryland State Department of Assessments and Taxation on April 12, 1988 and a Limited Partnership Agreement and Amended Certificate of Limited Partnership dated as of June 16, 1988 as subsequently amended (the "Partnership Agreement"). The Partnership was formed to acquire, hold, lease and ultimately dispose of income-producing commercial and multifamily residential rental properties located primarily in the Eastern United States. The General Partners of the Partnership are USF&G Realty Partners, Inc., a Maryland corporation (the "USF&G General Partner"), and Legg Mason Realty Partners, Inc., a Maryland corporation (collectively, the "General Partners").

On June 28, 1988, the Registration Statement filed by the Partnership with the Securities and Exchange Commission pursuant to an offering of 1,400,000 units of Assignee Limited Partnership Interests ("Units") at $25 per Unit (with an option to increase the number of Units offered for sale by up to 600,000 additional Units) (the "Offering") was made effective. The initial closing for investors was held on July 13, 1988. Reference is made to pages 2 to 7 of the Partnership's Prospectus dated June 28, 1988, which is incorporated by reference herein, for further information regarding the Offering.

On July 17, 1989, the assignee limited partners (the "Unitholders") of the Partnership voted to authorize the General Partners to extend the offering period to September 15, 1989, or such other date as the General Partners deemed to be in the best interest of the Partnership, but no later than June 28, 1990. The General Partners agreed to extend the offering period to December 31, 1989, at which time the Offering terminated.

The USF&G General Partner and Legg Mason Realty Partners, Inc. contributed $900 and $100, respectively, to the Partnership, and the USF&G Assignor Limited Partner, Inc. (the "Assignor Limited Partner") contributed $100, representing the purchase of four Units. As of December 31, 1989, 1,094,283 Units had been sold for aggregate gross proceeds of $27,357,075. This includes 400,000 Units purchased by Fidelity and Guaranty Life Insurance Company, an affiliate of the USF&G General Partner.

After deducting rebates to Unitholders of $835,001 and offering and organizational costs and selling commissions totalling $2,174,276, approximately $24,348,000 was available for investment in income producing properties. As of December 31, 1990, substantially all of the offering proceeds available for investment had been invested in four real property investments (the "Properties") meeting the investment criteria of the Partnership. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties"). The Partnership owns a fifty percent general partnership interest in the Greenbrier Joint Venture. On April 26, 1995, the Greenbrier Joint Ventures' sole property, Greenbrier Towers, was purchased by the lender at foreclosure. The Greenbrier Joint Venture general partners intend to dissolve the Greenbrier Joint Venture during 1996.

The Partnership is in competition for tenants for the Properties with numerous other entities engaged in real estate investment activities including other real estate investment partnerships, individuals, corporations, and real estate investment trusts ("REITs"). When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction, and quality of management. While the General Partners believe that the Properties are generally competitive in demand of these factors, there can be no assurance that, in the view of a prospective tenant, other properties may not be more attractive.

The Partnership has no employees. The General Partners or affiliates employ persons and contract with other entities and parties in the operation and management of the business of the Partnership. Reference is made to the description of management of the Partnership incorporated by reference from "Item 10. Directors and Executive Officers of the Partnership" of this Annual Report on Form 10-K. A detailed description of the real property investments is incorporated by reference from "Item 2. Properties" of this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES.

SHADELAND RETAIL CENTER

On August 1, 1990, the Partnership acquired Shadeland Retail Center ("Shadeland"), located in Indianapolis, Indiana, from unaffiliated sellers for a contract price of $9,690,850. In connection with the purchase, the Partnership assumed a loan in the amount of $4,387,142. Shadeland consists of two single-level neighborhood retail projects, Shadeland Station and Shadeland Shoppes, containing in the aggregate approximately 105,000 net rentable square feet on approximately 12.4 acres. The appraised value of Shadeland as of December 1, 1995 was $9,850,000, a decrease of $150,000 from December 1, 1994. The decrease was due primarily to the increased vacancy.

As of December 31, 1995, Shadeland was approximately 86% leased. Shadeland is anchored by Marsh Supermarket and Osco Drugs, Inc.("Osco"). During the fourth quarter of 1995, Ace Hardware, a tenant in the Shadeland Shoppes, vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. Net rental rates range from $5.83 to $17.50 per square foot as of December 31, 1995. Operating leases with tenants range in original term from 1 to 20 years. Approximately 11% of the square feet leased as of December 31, 1995 will expire during 1996. The following tenants leased more than 10% of the total rentable space of Shadeland as of December 31, 1995:

                                                             % of Total Rentable
                                                              Space Leased as of
      TENANT                                                       12/31/95         LEASE EXPIRATIONS

Marsh Supermarket                                                     34%                    05/02/02

American Drug Stores, Inc. (dba, Osco Drugs, Inc.)                    13%                    06/30/97


The Partnership presented a relocation plan to Osco during the fourth quarter of 1995 which involved the vacant Ace Hardware space. Osco continued to indicate their desire to remain in their existing space at Shadeland by rejecting the plan. Osco's reluctance to relocate into available space at Shadeland continues to impede Marsh's plan to enlarge its Shadeland store. Marsh believes expansion is necessary so that it does not lose market share to the Krogers Supermarket two miles away to the east. Marsh has indicated that they believe that the Shadeland store will not lose significant market share to the new Marsh Superstore located two miles to the northeast, based on the traffic patterns in the area.

Further discussion relating to Shadeland is incorporated by reference from Notes B and G of the Notes to Financial Statements of the Partnership in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

ST. ANDREWS APARTMENTS AT WESTWOOD

On June 28, 1990, the Partnership purchased St. Andrews Apartments at Westwood ("St. Andrews") from an unaffiliated seller for a contract price of $13,700,000. In connection with the purchase, interim financing in the amount of $8,500,000 was obtained from an affiliate of the USF&G General Partner. On August 14, 1990, the Partnership replaced the interim financing with permanent financing in the amount of $8,500,000 from an unaffiliated lender.

St. Andrews is located in Orlando, Florida and consists of 16 two-story and three-story apartment buildings on 14.55 acres. The garden-style apartment buildings contain 259 units with an aggregate of approximately 217,000 rentable square feet. The appraised value of St. Andrews as of December 1, 1995 was $8,800,000 as compared to $8,350,000 at December 1, 1994. The increase in the appraised value of $450,000 was due to the partial repairs and improvements made during 1995 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") as well as the continued strength of the Orlando apartment market. The repairs at St. Andrews are necessary to maintain the value of the property since the value of St. Andrews as indicated in the appraisal after the required capital improvements are completed is $11,800,000. The Partnership filed suit in state court in Orlando, Florida against the seller, builder, developer, architect, product manufacturer, engineers, as well as several other parties involved in the St. Andrews project. The suit seeks recovery for the costs of the anticipated repairs as well as other consequential damages. While the Partnership intends to assert its claims vigorously, there can be no assurance that it will successfully recover its damages.

As of December 31, 1995, St. Andrews was approximately 89% leased, the average monthly rental rate was $591/unit and the lease terms range from one to twelve months. No single tenant leased 10% or more of the net rentable area of St. Andrews as of December 31, 1995.

Further discussion relating to St. Andrews is incorporated by reference from Notes B, G, and J of the Notes to Financial Statements of the Partnership in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

GREENBRIER TOWERS

On May 16, 1989, the Partnership entered into a general partnership agreement (the "Greenbrier Joint Venture") with Greenbrier Towers Fidelity Associates Limited Partnership ("Fidelity"), an affiliate of the USF&G General Partner, to acquire, own and operate Greenbrier Towers. The Partnership and Fidelity (the "Joint Venture Partners") each own a 50% general partnership interest in Greenbrier Joint Venture. The Greenbrier Joint Venture agreement provides that, in general, all distributions of cash from operations, sales and refinancings, and items of income and loss will be allocated equally between the Partnership and Fidelity. The agreement also requires that cash contributions to Greenbrier Joint Venture will be made by the Partnership and Fidelity equally. Fidelity funded Greenbrier Joint Venture operating deficits in 1992 and 1993 under a note payable. The business and affairs of Greenbrier Joint Venture are managed collectively by the Partnership and Fidelity, and neither can make any major decision regarding the financing or sale of Greenbrier Towers without the consent of the other.

On May 17, 1989, Greenbrier Joint Venture acquired Greenbrier Towers from an unaffiliated seller for a gross purchase price of $23,200,000. In connection with the acquisition, the Partnership and Fidelity were each required to initially contribute approximately $5,150,000, and interim financing in the amount of $13,100,000 was obtained from an affiliate of the USF&G General Partner. On August 22, 1989, the Greenbrier Joint Venture obtained permanent financing for Greenbrier Towers in the amount of $13,100,000 from an unaffiliated lender. Operating difficulties at Greenbrier Towers, the Partnership's Joint Venture Investment, caused the Joint Venture Partners to default on the mortgage and approach the lender to seek to obtain a modification in the terms of the mortgage during 1994. An acceptable modification was not reached and the Greenbrier Towers was transferred to the lender at the April 26, 1995 foreclosure sale.

Further discussion relating to Greenbrier Towers is incorporated by reference from the financial statements of Greenbrier Towers General Partnership and from Note C of the Notes to Financial Statements of the Partnership, both of which are included in "Item 8. Financial Statements and Supplementary Data" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Also refer to pages 1 to 5 of Prospectus Supplement No. 4 dated May 18, 1989, which is incorporated by reference herein, and page 5 of Prospectus Supplement No. 5 dated August 7, 1989, which is incorporated by reference herein, for additional information concerning Greenbrier Towers.

NORTHEAST BUSINESS CAMPUS

On November 8, 1988, the Partnership acquired Northeast Business Campus ("NEBC") from an unaffiliated seller for $13,430,000 in cash. On August 22, 1989, the Partnership obtained permanent financing from an unaffiliated lender for NEBC in the amount of $7,975,000. NEBC is an office/service center complex comprised of five buildings containing an aggregate of approximately 180,000 rentable square feet, located in suburban Columbus, Ohio. NEBC consists of one two-story office building containing 71,000 rentable square feet, constructed in 1984, two one-story office buildings constructed in 1981, each containing approximately 31,100 rentable square feet, and two service center buildings constructed in 1981, each containing approximately 23,500 rentable square feet, situated on
19.95 acres.

As of December 31, 1995, NEBC was approximately 88% leased. Net rental rates ranged from $5.97 to $8.75 per square foot for office space and from $5.00 to $7.97 per square foot for service center space as of December 31, 1995. Operating leases with tenants range in original term from one to five years. Approximately 22% of the current square feet leased as of December 31, 1995 will expire during 1996.

The following tenants leased more than 10% of the total rentable space leased at NEBC as of December 31, 1995:

                                                             % of Total Rentable
                                                              Space Leased as of
      TENANT                                                       12/31/95             LEASE EXPIRATIONS

Cigna                                                                 25%                   06/30/99
Automatic Data Processing                                             20%                   03/31/98


The appraised value of NEBC as of December 1, 1995 was $9,500,000 as compared to $10,000,000 at December 1, 1994. The decrease of $500,000 in the appraised value from 1994 was due primarily to near term scheduled lease rollovers. Occupancy increased to 88% at December 31, 1995 from 78% at December 31, 1994 due primarily to the 14,589 square foot Electronic Data Systems Corporation lease in Building 5 executed during the third quarter of 1995.

The Partnership reached an agreement with the NEBC lender to restructure the NEBC mortgage during 1994. The modification improved NEBC's operating cash flow, thereby, allowing the Partnership to offer competitive levels of tenant improvements to prospective tenants. Under the terms of the loan restructure, all future cash flow generated by the NEBC property is required to be held in a reserve account to be used only for the benefit of NEBC or to meet obligations to the lender.

Further discussion relating to NEBC is incorporated by reference from Notes B and G of the Notes to Financial Statements of the Partnership in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Also refer to pages 1 to 5 of Prospectus Supplement No. 1 dated November 7, 1988, which is incorporated by reference herein, and page 1 of Prospectus Supplement No. 2 dated February 10, 1989, which is incorporated by reference herein, for additional information concerning NEBC.

ITEM 3.    LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business, to which the Partnership is a party or of which any of the Partnership's Properties is the subject, other than the suit filed by the Partnership against numerous parties in regard to the design and construction problems at St. Andrews. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the 1995 fiscal period covered by this report through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S ASSIGNEE LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS.

Presently there is no public market for the Units and there is no expectation that one will develop. Consequently, Unitholders may not be able to liquidate their investment in the event of emergency or for any other reason. Further, the transfer of Units is subject to certain limitations. As of December 31, 1995, there were 1,239 Unitholders, owning an aggregate of 1,094,283 Units.

The General Partners have considered taking steps to facilitate the trading of the Units. The General Partners believe that in view of the current value of the Partnership's portfolio, and in certain cases the uncertainties regarding the future prospects of its properties, as well as the generally unfavorable market conditions for the resale of limited partnership interests and the costs associated with certain types of actions to facilitate a trading market, an effort to facilitate such a market would not be appropriate, and possibly not feasible, at this time. In addition, if a trading market in the Units were to be facilitated, the value of the Units in any such market could be less than the Right of Presentment purchase price discussed below. The General Partners will continue periodically to evaluate the feasibility and advisability of attempting to take steps to facilitate the trading of Units.

In accordance with the Partnership Agreement of the Partnership, beginning May 1992, and on each anniversary period thereafter, the USF&G General Partner has offered to purchase, under the Right of Presentment Program, up to 2% (13,886) of the total number of Units originally issued to Investors, which does not include the 400,000 Units purchased by Fidelity and Guaranty Life Insurance Company. The USF&G General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. As of December 31, 1995, the USF&G General Partner had purchased 42,728 Units under the Right of Presentment Program. 13,886 Units were purchased at $4.18, $4.17, and $9.53 per Unit on June 30, 1995, 1994 and 1993, respectively. 1,070 Units were purchased at $11.27 per Unit on June 30, 1992. Legg Mason Realty Partners, Inc., the other General Partner purchased 42,314 Units during the 1995 Right of Presentment Program at $4.18 per Unit.

The Right of Presentment procedures as set forth in the Partnership's Partnership Agreement were amended during 1995. This Program now provides that if in a year Units are presented in excess of the amount required to be purchased by USF&G Realty Partners, Inc. (2% of the Units originally issued to investors, which does not include the 400,000 Units purchased by Fidelity & Guaranty Life Insurance Company), then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 10% of the outstanding Units owned by persons other than the General Partners and their affiliates.

The USF&G General Partner will repurchase the Units under the 1996 Right of Presentment at the 1996 Right of Presentment purchase price discussed below. If more than 13,886 Units are presented for purchase, 13,886 Units will be purchased by the USF&G General Partner on a pro rata basis from the Unitholders that present. The other General Partner may elect to purchase all or a portion of the excess Units presented up to 47,038 additional units due to the 10% limit discussed above. Units will be purchased by June 28, 1996. A Certificate of Assignee Units of Limited Partnership Interests representing those Units not purchased will be issued. The purchasing General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions, and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. For the administrative convenience of the Partnership and Unitholders, the General Partners have modified the procedures for exercising the Right of Presentment from those outlined in the Prospectus and Partnership Agreement. Presentment will be based upon acceptance of the announced per Unit purchase price. There is no longer a withdrawal period. Unitholders must present their units for purchase by June 7, 1996.

The purchase price to be paid by the USF&G General Partner equals 90% of the value of the Units as estimated by the General Partners based upon current appraisals of the Properties owned by the Partnership. Estimates of value may not necessarily correspond to realizable value. The appraised values of the Properties owned by the Partnership, as indicated by appraisals as of December 1, 1995 are:

                NORTHEAST BUSINESS CAMPUS:          $ 9,500,000

                SHADELAND RETAIL CENTER:            $ 9,850,000

                ST. ANDREWS APARTMENTS AT WESTWOOD: $11,800,000

Using the above referenced appraised values, and after consideration of the Partnership's debt and other assets but before selling expenses, the General Partners have determined that the per Unit purchase price for the 1996 Right of Presentment is $4.39. The increase in the Right of Presentment value from $4.18 in 1995 is due to the increase in the appraised value of St. Andrews offset in part by the decrease in the appraised values of Shadeland and NEBC, net of the lender's participation. See Note G to the financial statements. The St. Andrews appraised value increased as a result of the partial repairs and improvements made during 1995 as well as the continued strength of the Orlando apartment market. The decrease in the appraised values of NEBC and Shadeland were due to near term scheduled lease rollovers and increased vacancy caused by increased competition, respectively. The appraised value of St. Andrews used in the 1996 Right of Presentment calculation assumes recovery of the incurred and remaining estimated cost of the improvements required to repair the deterioration of the trim and siding of certain buildings as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." There cannot be any assurance as to the timing or amount of any recovery from responsible parties to offset the required repairs at St. Andrews. Therefore, the actual cost of additional repairs may be expected to reduce the 1997 Right of Presentment Unit purchase price if the Partnership does not receive recoveries from responsible parties during 1996 for the design and construction problems.

Any Distributable Cash Flow is distributed to the partners on a quarterly basis, no later than 45 days after the close of each quarter, 99% to the Unitholders and 1% to the General Partners. To the extent that distributable cash flow from operations is not sufficient to pay to the Unitholders a cumulative return of 2% per quarter (or an 8% annual return) on their invested capital, the USF&G General Partner had agreed to lend the Partnership an amount equal to up to 20% of the gross proceeds of the Offering during the first five years to enable the Partnership to pay Unitholders the cumulative return of 2% per quarter (the "Cash Flow Protector Loan"). Advances under the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan accrued interest at an annual simple rate of 8% through December 31, 1992 and 6% thereafter. For additional information concerning the Cash Flow Protector Loan, refer to Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

As of December 31, 1993, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represented a cumulative return of 2% on invested capital for each calendar quarter through the period ended July 13, 1993. In connection with cumulative cash distributions through July 13, 1993, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. Beginning May 1992, and on each anniversary period thereafter, the USF&G General Partner has offered to purchase, under the Right of Presentment Program, up to 2% of the total number of Units originally issued to Investors, which does not include the 400,000 Units purchased by Fidelity and Guaranty Life Insurance Company.

During 1993, all of the cash distributions made to the Unitholders and General Partners represented advances from the USF&G General Partner under the Cash Flow Protector Loan. No additional distributions were made after the November 12, 1993 distribution due to the expiration of the Cash Flow Protector Loan and the Partnership's need to retain funds for operating expenses and property improvements. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves and to provide for certain property maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders.

ITEM 6.    SELECTED FINANCIAL DATA.
                                   For the Year       For the Year      For the Year       For the Year      For the Year
                                       Ended             Ended              Ended             Ended             Ended
                                   December 31,       December 31,      December 31,       December 31,      December 31,
STATEMENTS OF OPERATIONS               1995               1994              1993               1992              1991
------------------------               ----               ----              ----               ----              ----

Total Revenue                      $ 4,609,318        $ 4,307,972       $ 4,149,803        $ 5,082,642       $ 5,327,917

Total Expenses (***)                 6,100,817          6,129,583        12,701,789          6,309,958         6,165,197

Net (Loss) Income (***)             (1,491,499)        (1,821,611)       (8,551,986)        (1,227,316)         (837,280)

Per Unit (*):

Net (Loss) Income (***)            $     (1.35)       $     (1.65)      $     (7.74)       $     (1.11)      $     (0.76)

Cash Distributions (**)                   0.00               0.00              1.57               2.00              2.00


                                       As of             As of              As of             As of             As of
                                   December 31,       December 31,      December 31,       December 31,      December 31,
BALANCE SHEETS                         1995               1994              1993               1992              1991
--------------                         ----               ----              ----               ----              ----

Real Estate Investments (***)      $28,612,932        $29,427,139       $30,713,232        $38,982,810       $40,381,307

Total Assets (***)                  30,021,127         30,810,375        32,008,156         40,278,450        42,284,834

Debt (****)                         25,645,265         25,705,421        25,564,553         23,878,694        22,578,335


(*) Based on the weighted average number of Units outstanding for each year in the five year period ended December 31, 1995, of 1,094,283 and the net income or cash distributions allocated to the Unitholders.

(**)     Includes only cash distributions paid during the corresponding period or year.

(***) Includes writedowns of the investment in the Partnership's share of Greenbrier Towers of $460,567, $348,450 and $2,652,000 in 1995, 1994
         and 1993, respectively. 1993 also includes a writedown of the investment in NEBC of $4,043,000.

(****) Includes principal balances of mortgages, Cash Flow Protector Loan and loans from General Partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

On June 28, 1988, the Partnership's Registration Statement registering 1,400,000 Units at an offering price of $25 per Unit was declared effective by the Securities and Exchange Commission. On July 17, 1989, the Unitholders voted to authorize the General Partners to amend the Partnership Agreement to extend the offering period beyond the June 28, 1989 offering termination date to September 15, 1989, or such other date as the General Partners deemed to be in the best interest of the Partnership, but no later than June 28, 1990. The General Partners agreed to extend the offering period to December 31, 1989, at which time the Offering terminated. A total of 1,094,283 Units were sold for aggregate gross proceeds of $27,357,075.

As of December 31, 1989, Unitholders' capital contributions, after deducting rebates of $835,001, totaled $26,522,074. After deducting $2,174,276 for offering and organization costs and selling commissions, approximately $24,348,000 was available for investment in income producing properties.

Offering costs were recognized ratably against gross proceeds from the Offering of Units. At the termination of the Offering, the excess offering and organization costs of $222,752 above the maximum amount allowable by the Partnership Agreement were paid by the General Partners or their affiliates and not by the Partnership.

As of December 31, 1990, the Partnership had invested in four income producing properties. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties"). The Partnership owns a fifty percent general partnership interest in the Greenbrier Joint Venture. On April 26, 1995, the Greenbrier Joint Ventures' sole property, Greenbrier Towers, was purchased by the lender at foreclosure. The Greenbrier Joint Venture General Partners intend to dissolve the Greenbrier Joint Venture during 1996. As of December 31, 1990, substantially all of the proceeds available for investment had been invested in properties meeting the investment criteria of the Partnership. For additional information concerning the Properties, refer to Note B and C of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at December 31, 1995 increased $264,523 in comparison to December 31, 1994. The increase was due primarily to increased cash from operations partially offset by investments in income producing properties. The increased cash from operations is primarily due to the increased NEBC occupancy . The increased investments in income producing properties were due primarily to tenant improvements at NEBC. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs and capital improvements of the Properties; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid.

The Partnership's ability to compete in each market is adversely affected by the declining level of cash provided by operations since the level of tenant improvement is limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves and to provide for certain property maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the declining level of cash flow from operations generated by the Partnership and the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent in view of the current real estate and economic environments and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

The Partnership has projected investments in income producing properties at Shadeland and NEBC of approximately $630,000 during 1996 for tenant improvements, leasing commissions, and building improvements. The investments include $324,000 at Shadeland for building facade renovations and parking lot improvements. The Partnership will use working capital reserves and cash flow from operations at Shadeland for this investment. The Partnership anticipates an investment of approximately $306,000 at NEBC. This investment will be funded from the reserve accounts discussed above maintained by the lender. The Partnership will use all cash flow from operations at St. Andrews and proceeds from any additional financing for the construction repairs discussed below. The Shadeland mortgage matures on January 1, 1997. The Partnership intends to refinance the mortgage loan prior to that date.

Repair of the construction problems at St. Andrews began during the third quarter of 1995 under the $2.9 million repair contract entered into during the second quarter of 1995. The repairs are expected to be completed late in the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. These modifications resulted in a $617,600 increase in the $2.9 million base contract. The original contract price was based on the repairs recommended by the detailed engineering studies completed during the first quarter of 1995. The actual costs upon completion could vary substantially from the $3.5 million contract price if additional problems are discovered as repairs are made. Approximately $670,000 of the contract repairs have been paid at December 31, 1995.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves, or sale or refinancing proceeds. The Partnership anticipates borrowing at least $2.8 million under this loan during 1996 to complete the repairs. As of December 31, 1995, no draws on this loan have been made. Advances of $700,000 have been made through March 1, 1996.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages. While the Partnership intends to assert its claims vigorously, there can be no assurance that it will recover its damages in full. To date, the Partnership has received settlements totalling $627,500 from parties to the litigation, $565,000 of which was received during 1995. During the second quarter, the Partnership received $465,000 from the architect and $100,000 during the third quarter from United States Fidelity and Guaranty Company, the insurer of the painting and reconstruction contractor. The settlement with United States Fidelity and Guaranty Company, an affiliate of the USF&G General Partner, was negotiated at arms length between counsel for the Partnership and the claims representative. The Partnership continues to assert claims in the litigation against various responsible parties.

The Partnership anticipates that the repairs at St. Andrews may result in lower occupancy and/or rental rates during the period that repairs are being made and is offering concessions to maintain occupancy at a market level. A reduction in occupancy or rental rates would result in lower cash flow from operations at St. Andrews. The Mission Club, a 352-unit luxury apartment community approximately one mile from St. Andrews, opened its first building in December, 1995. The remainder of the buildings are scheduled for completion by mid-1996. The Mission Club's rental rates currently are higher than St. Andrews.

INFLATION

Inflation has not had a material impact on the operations of the Partnership. The potential adverse effects on the Partnership's expenses from rising inflation are limited. Most leases at Shadeland and NEBC are "triple net" which enables the Partnership to pass certain cost increases directly through to tenants at these respective Properties. However, there is no assurance that inflation would not have an adverse effect on the future operations of the Partnership.

Inflation may also impact the interest rates charged by lenders. Currently, any increase in interest rates would not affect the Partnership's debt service since all loans contain fixed interest rates. However, an increase in interest rates due to inflation occurring at the maturity date of any of the Partnership's mortgage loans would have an adverse effect on the Partnership. The interest rate on the new loan or the extension of an existing loan could be higher than the current rates, resulting in increased debt service and reduced cash flow from operations. Significant prepayment penalties on the Partnership's mortgage loans, other than at NEBC, currently preclude the option of refinancing at lower interest rates. However, the NEBC lender is entitled to participate in sales proceeds above the outstanding debt and closing costs.

RESULTS OF OPERATIONS

                                                Net Income              Net Income              Net Income
                                              (Loss) for the          (Loss) for the          (Loss) for the
                                                Year Ended              Year Ended              Year Ended
                                               December 31,            December 31,            December 31,
                                                   1995                    1994                    1993
                                                   ----                    ----                    ----

St. Andrews                                   $   (313,562)           $   (334,056)           $   (321,729)

St. Andrews Repair and Legal Costs,
  Net                                             (833,771)               (165,224)                      0

Shadeland                                          199,790                 226,560                 181,642

NEBC                                              (132,671)               (585,168)             (4,759,914)
                                               -----------              ----------              ----------
                                                (1,080,214)               (857,888)             (4,900,001)

Equity in Joint Venture Loss -
  Greenbrier                                             0                (566,012)             (3,150,148)

Partnership Expense                               (411,285)               (397,711)               (501,837)
                                               -----------              ----------              ----------

                                               $(1,491,499)            $(1,821,611)            $(8,551,986)
                                                ==========              ==========              ==========


                                  1995 TO 1994

The Partnership incurred a net loss of $(1,491,499) for the twelve months ended December 31, 1995 ("current period") as compared to $(1,821,611) for the twelve months ended December 31, 1994 ("comparable period"). The decreased net loss of $330,112 was due primarily to the equity in Greenbrier Joint Venture losses recognized during 1994. Revenue for the current period was $4,609,318 as compared to $4,307,972 for the comparable period. The increase of $301,346 was primarily due to higher occupancy at NEBC during 1995. Property operating expenses decreased $76,003 to $1,776,155 for the current period from $1,852,158 for the comparable period. The difference is principally attributable to expenses incurred in 1994 in connection with the restructuring of the NEBC loan.

NORTHEAST BUSINESS CAMPUS

Rental revenue at NEBC increased $304,212 to $1,629,859 for the current period as compared to $1,325,647 for the comparable period. The increase was the result of increased overall occupancy and higher overall average net rental rates. The average occupancy at NEBC for the year ended December 31, 1995 was 84% as compared to 66% for the year ended December 31, 1994. The occupancy for office and service center component at December 31, 1995 was 85% and 96%, respectively, as compared to 77% and 82%, respectively, at December 31, 1994. The average net rental rate at December 31, 1995 decreased to $8.71 per square foot for office space and $6.79 per square foot for service center space as compared to $8.99 and $7.86, respectively, at December 31, 1994.

Operating expenses at NEBC decreased $35,203 to $706,889 for the current period as compared to $742,092 for the comparable period. The decrease was primarily due to reduced legal costs partially offset by increased cleaning, maintenance, and utilities. Cleaning, maintenance, and utilities costs were higher due primarily to increased occupancy in 1995, especially in Building 5. Legal costs in 1994 included debt restructure costs of $135,211 incurred in connection with the loan modification.

ST. ANDREWS APARTMENTS AT WESTWOOD

Rental revenue at St. Andrews decreased $21,030 to $1,731,374 for the current period as compared to $1,752,404 for the comparable period. The decline in rental revenue was due to the decline in occupancy offset in part by higher rental rates and higher residential termination fees and late charges. The average monthly rental rate for the year ended December 31, 1995 increased to $597 per unit as compared to $595 for the year ended December 31, 1994. The average occupancy at St. Andrews for the current period was 91% as compared to 92% for the comparable period. As of December 31, 1995, there were nine corporate units as compared to two units at December 31, 1994.

Operating expenses at St. Andrews decreased $53,166 to $784,492 for the current period as compared to $837,658 for the comparable period. The decrease was primarily due to lower maintenance expenses since most repairs are construction related.

The St. Andrews repair and legal costs, net of recoveries, related to the construction problems have been reclassified to that category from property operating expenses. The Partnership has incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties during 1995. To date, the Partnership has received settlements totalling $627,500 from parties to the litigation, $565,000 of which was received during 1995. The remaining $62,500 settlement payment was received during the fourth quarter of 1994 and used to offset certain construction costs incurred during 1994.

During 1995, the Partnership incurred approximately $1,162,000 and $237,000 of St. Andrews repair and legal costs, respectively, $565,000 of which were offset by settlements received during the year. The Partnership incurred approximately $228,000 of St. Andrews repair and legal costs during 1994 which were offset in part by recoveries of $62,500.

SHADELAND RETAIL CENTER

Rental revenue at Shadeland decreased $6,354 to $1,193,937 for the current period as compared to $1,200,291 for the comparable period. The decrease in rental revenue was due primarily to the expiration of a lease at October 31, 1995 at the retail center which constituted approximately 10% of the center's rentable square feet. Consequently, the average occupancy at Shadeland decreased to 86% at December 31, 1995 as compared to 96% at December 31, 1994. However, the average net rental rates for the current period increased to $10.36 per square foot as compared to $10.31 per square foot for the comparable period.

Operating expenses at Shadeland increased $12,366 to $284,774 for the current period as compared to $272,408 for the comparable period. The increase was due to an increase in property taxes.

GREENBRIER TOWERS

Recognized equity in joint venture loss represents the Partnership's share of the net operating income less interest and depreciation of Greenbrier Towers. The recognition of the Partnership's equity in joint venture loss is limited to its investment in the Greenbrier Joint Venture balance. The Partnership's share in joint venture income for the current period of $119,262 has been offset by the recognition of cumulative unrecognized losses of $119,262 which were not previously recognized in the prior year since the investment in joint venture balance was reduced to zero as of December 31, 1994.

The Partnership's share of the joint venture income consisted of $363,012 in revenue and $937,247 in operating expenses offset by the recognition of a $693,497 gain on debt forgiveness. The operating expenses include a $460,567 writedown for asset impairment in connection with the foreclosure.

PARTNERSHIP EXPENSE

Partnership expense is comprised of general and administrative expenses, and the interest expense related to the Cash Flow Protector and General Partner loans partly offset by interest earned on temporary investments. The increase of $13,574 to $411,285 for the current period as compared to $397,711 for the comparable period is primarily due to a full year of interest expense related to the General Partner loans.

GENERAL AND ADMINISTRATIVE

Total general and administrative expenses increased by $6,981 to $137,076 for the current period as compared to $130,095 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The increase is primarily due to higher legal fees.

INTEREST

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews, and Shadeland of $623,078, $820,250 and $389,398, respectively, and interest on the Cash Flow Protector Loan from the USF&G General Partner and the General Partner loans of $308,704. Interest expense decreased $145,125 for the current period as compared to the comparable period. The decrease is primarily due to the successful loan modification during the fourth quarter of 1994 which reduced the interest rate on the NEBC loan.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of depreciation on the buildings at NEBC, St. Andrews and Shadeland, depreciation of tenant improvements, and amortization of leasing commissions incurred in connection with the NEBC and Shadeland leasing activities. Depreciation and amortization increased by $82,846 to $1,212,385 for the current period as compared to $1,129,539 for the comparable period. The increase is primarily due to the amortization of NEBC leasing commissions and tenant improvement additions and a full year's depreciation of NEBC parking lot improvements made during the fourth quarter of 1994 and the write-off of unamortized NEBC tenant improvements in vacant areas of the project with no remaining economic benefit.

                                  1994 TO 1993

The Partnership incurred a net loss of $(1,821,611) for the twelve months ended December 31, 1994 as compared to $(8,551,986) for the twelve months ended December 31, 1993. The decreased net loss of $6,730,375 was due primarily to the 1993 writedowns of the investments in Real Estate in NEBC and Greenbrier. Revenue for the year ended December 31, 1994 was $4,307,972 as compared to $4,149,803 for the year ended December 31, 1993. The increase of $158,169 was primarily due to higher occupancy at NEBC during 1994. Property operating expenses increased $77,447 to $1,852,158 during the year ended December 31, 1994 from $1,774,711 for the year ended December 31, 1993. The increase was the result of increased operating expenses at NEBC.

NORTHEAST BUSINESS CAMPUS

Rental revenue at NEBC increased $111,739 to $1,325,647 for the year ended December 31, 1994 as compared to $1,213,908 for the year ended December 31, 1993. The increase was the result of increased overall occupancy and higher overall average net rental rates. The average occupancy at NEBC for the year ended December 31, 1994 was 66% as compared to 51% for the year ended December 31, 1993. The occupancy for office and service center space at December 31, 1994 was 77% and 82%, respectively, as compared to 41% and 92%, respectively, at December 31, 1993. The average net rental rate at December 31, 1994 decreased to $8.99 per square foot for office space and increased to $7.86 per square foot for service center space as compared to $9.24 and $7.20, respectively, at December 31, 1993.

Operating expenses at NEBC increased $67,764 to $742,092 for the year ended December 31, 1994 as compared to $674,328 for the year ended December 31, 1993. The increase was primarily due to increased grounds and landscaping and debt restructure costs partly offset by decreases in property taxes, maintenance costs and bad debt expense. Grounds and landscaping costs were higher due to increased snow removal associated with the severe winter weather. The debt restructure costs included legal costs of $135,211 incurred in connection with the loan modification. The decline in property taxes was the result of a refund of 1992 and 1993 taxes received in 1994. Maintenance costs were lower during 1994 due to the vacancy in Building 5 through June 1994. The higher level of bad debt expense during 1993 was due to reserves established for potentially uncollectible accounts receivable due from a tenant that vacated its space during the fourth quarter of 1992 prior to the expiration of its lease.

ST. ANDREWS APARTMENTS AT WESTWOOD

Rental revenue at St. Andrews increased $4,325 to $1,752,404 for the year ended December 31, 1994 as compared to $1,748,079 for the year ended December 31, 1993. The average monthly non-corporate rental rate for the year ended December 31, 1994 increased to $595 per unit as compared to $594 for the year ended December 31, 1993. The average occupancy at St. Andrews for the year ended December 31, 1994 was 92% as compared to 93% for the year ended December 31, 1993. As of December 31, 1994, there were two corporate units as compared to three units at December 31, 1993.

Operating expenses at St. Andrews increased $15,673 to $837,658 for the year ended December 31, 1994 as compared to $821,985 for the year ended December 31, 1993. The increase was due to higher real estate taxes. The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses. The Partnership incurred significant engineering and legal costs at St. Andrews related to assessing the construction problems and pursuing legal remedies against responsible parties. The Partnership incurred approximately $228,000 of St. Andrews repair and legal costs during 1994 which were offset by recoveries of $62,500.

SHADELAND RETAIL CENTER

Rental revenue at Shadeland increased $35,005 to $1,200,291 for the year ended December 31, 1994 as compared to $1,165,286 for the year ended December 31, 1993. The increase in rental revenue was due to additional expense reimbursements received from tenants for the increased snow removal costs discussed below. Average occupancy at Shadeland was up slightly at 96% at December 31, 1994 as compared to 95% at December 31, 1993. Average net rental rates for the year ended December 31, 1994 increased to $10.31 per square foot as compared to $9.78 per square foot for the year ended December 31, 1993.

Operating expenses at Shadeland decreased $5,990 to $272,408 for the year ended December 31, 1994 as compared to $278,398 for the year ended December 31, 1993. The decrease was due to a decrease in property taxes offset in part by increased snow removal costs associated with the severe winter weather.

GREENBRIER TOWERS

Recognized equity in joint venture loss of $566,012 represents the Partnership's share of the net operating income less interest and depreciation of Greenbrier Towers. The Partnership's equity in joint venture loss is limited to its investment in the Greenbrier Joint Venture balance. The Partnership's equity in the 1994 joint venture loss was $685,774. However, $119,762 of this loss was unrecognized as of December 31, 1994 since the Partnership's joint venture investment was reduced to zero.

The decrease in the total loss of $2,584,136 from $3,150,148 during 1993 was due to the larger writedown of the Greenbrier Joint Venture's investment in real estate recorded during 1993. The writedowns represent the recognition of the permanent decline in fair value of the building and improvements from the Greenbrier Joint Venture's carrying value. The Partnership's share of the writedown was $348,450 and $2,652,000 in 1994 and 1993, respectively.

Total Greenbrier Joint Venture revenue increased $79,835 to $1,099,116 for the year ended December 31, 1994 as compared to $1,019,281 for the year ended December 31, 1993. This increase in revenue is due to higher rental income and expense reimbursements. The increase in rental income is due to the increase in occupancy offset by lower rental rates. For the year ended December 31, 1994, the average occupancy of Greenbrier Towers was 89% as compared to 84% during 1993. The average rental rate during the year ended December 31, 1994 decreased to $14.11 per square foot as compared to $14.22 during the year ended December 31, 1993. The increase in expense reimbursements is due to refunds paid to the tenants during 1993 of reimbursable property taxes as a result of a successful appeal of the property tax assessment by the Greenbrier Joint Venture. The amounts refunded to the tenants were paid to the Greenbrier Joint Venture during 1992.

Total property operating expenses increased by $7,051 to $425,794 for the year ended December 31, 1994 as compared with $418,743 for the year ended December 31, 1993. This increase was mainly due to higher occupancy related operating expenses offset in part by lower security expense and professional fees. Security expense for the year ended December 31, 1993 included complete lock replacement at both buildings. Professional fees were higher during 1993 due to increased audit and legal fees. For additional information concerning the Partnership's equity in Greenbrier Towers, refer to Note C of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

PARTNERSHIP EXPENSE

Partnership expense is comprised of general and administrative expenses, and the interest expense related to the Cash Flow Protector and General Partner loans partly offset by interest earned on temporary investments. The decline of $104,126 to $397,711 for 1994 as compared to $501,837 for 1993 was due to decreased general and administrative expenses offset partly by increased interest expense related to the Cash Flow Protector Loan as discussed below.

INTEREST

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews, and Shadeland of $783,093, $820,250 and $390,422, respectively, and interest on the Cash Flow Protector Loan from the USF&G General Partner and the General Partner loans of $292,790. Interest expense increased $20,243 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase was due to the higher Cash Flow Protector Loan balance and late fees on the NEBC loan offset in part by the lower interest rate on the NEBC loan after the modification. The USF&G General Partner reduced the interest rate on the Cash Flow Protector Loan to 6% from 8% effective January 1, 1993.

GENERAL AND ADMINISTRATIVE

Total general and administrative expenses decreased by $131,735 to $130,095 for the year ended December 31, 1994 as compared to $261,830 for the year ended December 31, 1993. General and administrative expenses include various costs required for the administration of the Partnership. The decrease was primarily due to lower asset management fees and administrative costs offset in part by higher legal fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists primarily of depreciation on the buildings at NEBC, St. Andrews and Shadeland, depreciation of tenant improvements, and amortization of leasing commissions incurred in connection with the NEBC and Shadeland leasing activities. Depreciation and amortization decreased $76,249 for 1994 as compared to 1993 primarily due to the $4,043,000 writedown of the net book value of the NEBC investment in real estate during the fourth quarter of 1993.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Financial Statements and Schedules

                                                                            PAGE

USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

Report of Independent Auditors                                                20
Balance Sheets - December 31, 1995 and December 31, 1994                      21
Statements of Operations - For the years ended December 31, 1995,
  December 31, 1994, and December 31, 1993                                    22
Statements of Partners' Equity - For the years ended December 31, 1995,
  December 31, 1994, and December 31, 1993                                    23
Statements of Cash Flows - For the years ended December 31, 1995,
  December 31, 1994, and December 31, 1993                                    24
Notes to Financial Statements                                                 25
Schedule III - Real Estate and Accumulated Depreciation at December 31, 1995  40
Notes to Schedule III - Real Estate and Accumulated Depreciation              41
Schedule X - Supplementary Statements of Operations Information -
  For the years ended December 31, 1995, December 31, 1994, and
  December 31, 1993                                                           42

GREENBRIER TOWERS GENERAL PARTNERSHIP

Report of Independent Auditors                                                43
Statement of Net Assets in Liquidation - December 31, 1995                    44
Balance Sheet (Going Concern Basis) - December 31, 1994                       45
Statements of Operations (Going Concern Basis) - For the years ended
  December 31, 1995, December 31, 1994, and December 31, 1993                 46
Statements of Partners' Equity Deficit (Going Concern Basis) - For
  the yearsended December 31, 1995, December 31, 1994, and December 31,
  1993                                                                        47
Statements of Cash Flows (Going Concern Basis) - For the years ended December
  31, 1995, December 31, 1994, and December 31, 1993                          48
Notes to Financial Statements                                                 49
Schedule III- Real Estate and Accumulated Depreciation at December 31, 1995   56
Notes to Schedule III- Real Estate and Accumulated Depreciation               57

All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

Report of Independent Auditors

The Partners

USF&G/Legg Mason Realty Partners Limited Partnership

We have audited the accompanying balance sheets of USF&G/Legg Mason Realty Partners Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the accompanying Index to Financial Statements and Schedules (Item 8). These financial statements and schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USF&G/Legg Mason Realty Partners Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Baltimore, Maryland
February 16, 1996

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                                   December 31,              December 31,
                                                                       1995                      1994

ASSETS

Real Estate Investments:
  Income Producing Properties - Notes B and G                        $28,612,932               $29,427,139
Cash and Cash Equivalents (including temporary
  investments at December 31, 1995 and 1994 of
  $515,389 and $431,820, respectively) - Note D                          887,555                   623,032
Restricted Cash Escrow - Note G                                          192,402                   357,545
Accounts Receivable, Net - Note A                                         68,776                   127,187
Other Assets - Note E                                                    259,462                   275,472
                                                                    ------------              ------------

              Total Assets                                           $30,021,127               $30,810,375
                                                                      ==========                ==========

LIABILITIES

Mortgages Payable - Note G                                           $20,595,531               $20,655,687
Accounts Payable and Other Liabilities                                 1,406,228                   948,523
Due to General Partners and Affiliates - Note F                        1,886,808                 1,582,106
Cash Flow Protector Loan - Note F                                      4,849,734                 4,849,734
                                                                     -----------               -----------
                                                                      28,738,301                28,036,050

PARTNERS' EQUITY

General Partners                                                        (231,585)                 (216,670)
Assignor and Assignee Limited Partners,
  1,094,283 Units Issued and Outstanding                               1,514,411                 2,990,995
                                                                     -----------               -----------
                                                                       1,282,826                 2,774,325
                                                                     -----------               -----------

              Total Liabilities and Partners' Equity                 $30,021,127               $30,810,375
                                                                      ==========                ==========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                        For the Year          For the Year        For the Year
                                                            Ended                 Ended               Ended
                                                        December 31,          December 31,        December 31,
                                                            1995                  1994                1993

REVENUE:

Rental                                                    $ 4,555,170          $ 4,278,341         $ 4,127,273
Interest                                                       54,148               29,631              22,530
                                                         ------------         ------------        ------------
   Total Revenue                                            4,609,318            4,307,972           4,149,803

EXPENSES:

Property Operating                                          1,776,155            1,852,158           1,774,711
Recognized Equity in Joint Venture Loss - Note C                    0              566,012           3,150,148
St. Andrews Repair and Legal Costs,
   Net of Recoveries - Note J                                 833,771              165,224                   0
General and Administrative                                    137,076              130,095             261,830
Interest                                                    2,141,430            2,286,555           2,266,312
Depreciation and Amortization                               1,212,385            1,129,539           1,205,788
Writedown for Asset Impairment                                      0                    0           4,043,000
                                                     ----------------     ----------------         -----------
   Total Expenses                                           6,100,817            6,129,583          12,701,789
                                                           ----------           ----------          ----------
      Net Loss                                            $(1,491,499)         $(1,821,611)        $(8,551,986)
                                                           ==========           ==========          ==========

Net Loss Allocated to:

General Partners                                        $     (14,915)       $     (18,216)      $     (85,520)
Assignor and Assignee Limited Partners                     (1,476,584)          (1,803,395)         (8,466,466)
                                                           ----------           ----------          ----------
                                                          $(1,491,499)         $(1,821,611)        $(8,551,986)
                                                           ==========           ==========          ==========

Net Loss per Unit - Note A                           $         (1.35)      $         (1.65)    $         (7.74)
                                                      ==============        ==============      ==============

Cash Distributions per Unit - Note H                                0                    0     $          1.57
                                                     ================     ================      ==============

Weighted Average Number of Units                            1,094,283            1,094,283           1,094,283
                                                           ==========           ==========          ==========





               See accompanying notes to the financial statements.


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' EQUITY

                            ASSIGNOR AND ASSIGNEE LIMITED PARTNERS              GENERAL PARTNERS
                                      Legg
                                                                         USF&G         Mason
                             USF&G          Other          Total         Realty       Realty        Total
                            Limited        Limited        Limited      Partners,     Partners      General
                            PARTNERS      PARTNERS       PARTNERS         INC.         INC.        PARTNERS        TOTAL

PARTNERS' EQUITY
(DEFICIT) - JANUARY
1, 1993                   $5,397,299     $ 9,581,583   $14,978,882     $  (54,024)    $(41,558)   $  (95,582)  $14,883,300

   Cash Distributions       (630,652)     (1,087,374)   (1,718,026)        (8,676)      (8,676)      (17,352)   (1,735,378)

   Net Loss               (3,158,021)     (5,308,445)   (8,466,466)       (68,416)     (17,104)      (85,520)   (8,551,986)

   Right of
   Presentment at
   book value                190,099        (190,099)            0              0            0             0             0
                          ------------   ------------  -------------- ------------  -----------  ------------  ------------



PARTNERS' EQUITY
(DEFICIT) - DECEMBER
31, 1993                    1,798,725       2,995,665      4,794,390     (131,116)     (67,338)     (198,454)     4,595,936

   Net Loss                  (695,293)     (1,108,102)    (1,803,395)     (14,573)      (3,643)      (18,216)    (1,821,611)

   Right of
   Presentment at
   book value                  60,821         (60,821)             0            0            0             0              0
                            ----------     -----------    -----------    ----------    --------     ---------    ------------

PARTNERS' EQUITY
(DEFICIT) - DECEMBER
31, 1994                    1,164,253       1,826,742      2,990,995     (145,689)     (70,981)     (216,670)      2,774,325

   Net Loss                  (588,030)       (888,554)    (1,476,584)     (11,932)      (2,983)      (14,915)     (1,491,499)

   Right of
   Presentment at
   book value                  37,909         (37,909)             0            0            0             0               0
                            ----------      ----------     ----------    ---------      -------      ---------     ----------

PARTNERS' EQUITY
(DEFICIT) - DECEMBER
31, 1995                  $   614,132    $    900,279   $ 1,514,411     $(157,621)    $(73,964)    $(231,585)  $ 1,282,826
                           ==========     ===========    ==========      ========      =======      ========    ==========



               See accompanying notes to the financial statements.

                               USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS
                                                            For the Year          For the Year        For the Year
                                                                Ended                 Ended               Ended
                                                            December 31,          December 31,        December 31,
                                                                1995                  1994                1993

OPERATING ACTIVITIES

Net Loss                                                     $(1,491,499)          $(1,821,611)        $(8,551,986)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:

     Depreciation and amortization                             1,212,385             1,129,539           1,205,788
     Writedown for asset impairment                                    0                     0           4,043,000
     Equity in joint venture loss                                      0               566,012           3,150,148
     Change in net assets and liabilities related
     to operating activities:

       Decrease (increase) in restricted cash escrow             165,143               (71,000)                  0
       Increase in accounts payable and other
         liabilities                                             457,705               187,932              47,300
       Increase in due to general partners and
         affiliates                                              304,702               295,030             283,911
       Decrease in accounts receivable                            58,411                 5,857              74,176
       Increase in other assets                                  (81,311)             (110,089)            (21,203)
                                                              ----------             ---------          ----------

Net Cash Provided by Operating Activities                        625,536               181,670             231,134

INVESTING ACTIVITIES

     Investment in income producing properties                  (300,857)             (409,980)            (86,703)
     Reimbursement of improvement costs by tenant                      0                85,104              29,361
     Contribution to restricted cash reserve                           0              (286,545)                  0
                                                         ---------------             ---------       -------------
Net Cash Used in Investing Activities                           (300,857)             (611,421)            (57,342)

FINANCING ACTIVITIES

     Mortgage principal payments                                 (60,156)              (59,132)            (49,519)
     Proceeds from general partner loans                               0               200,000                   0
     Cash distributions to partners                                    0                     0          (1,735,378)
     Proceeds from cash flow protector loan                            0                     0           1,735,378
                                                         ---------------     -----------------          ----------

Net Cash (Used in) Provided by Financing Activities              (60,156)              140,868             (49,519)
                                                             -----------           -----------        ------------

     Increase (Decrease) in Cash and Cash Equivalents            264,523              (288,883)            124,273

     Cash and Cash Equivalents, Beginning of Period              623,032               911,915             787,642
                                                             -----------           -----------        ------------

     Cash and Cash Equivalents, End of Period               $    887,555          $    623,032        $    911,915
                                                             ===========           ===========         ===========

               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

Note A - Organization, Basis of Presentation and Summary of Significant
         Accounting Policies

ORGANIZATION

On June 28, 1988, the Registration Statement filed by USF&G/Legg Mason Realty Partners Limited Partnership (the "Partnership") with the Securities and Exchange Commission pursuant to an offering of 1,400,000 Units of Assignee Limited Partnership Interests ("Units") at $25 per Unit (the "Offering") was made effective.

The Partnership was organized as a limited partnership under the Maryland Revised Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership filed with the Maryland State Department of Assessments and Taxation on April 12, 1988 and a Limited Partnership Agreement and Amended Certificate of Limited Partnership dated as of June 16, 1988 as subsequently amended (the "Partnership Agreement"). The fiscal year of the Partnership is the calendar year.

The Partnership was formed to acquire, hold, lease and ultimately dispose of income-producing commercial and multi-family residential rental properties located primarily in the Eastern half of the United States.

USF&G Realty Partners, Inc. (the "USF&G General Partner") and Legg Mason Realty Partners, Inc. (collectively, the "General Partners") contributed $900 and $100, respectively, to the Partnership, and the USF&G Assignor Limited Partner, Inc. (the "Assignor Limited Partner") contributed $100 which represents the purchase of 4 units. As of December 31, 1989, at which time the Offering terminated, 1,094,283 Units had been sold for aggregate gross proceeds of $27,357,075. The operations of the Partnership are managed by the General Partners.

BASIS OF PRESENTATION

The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Certain prior year amounts have been reclassified to conform to the 1995 presentation.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

DEPRECIATION AND AMORTIZATION

Buildings and improvements are recorded at cost, adjusted for other than temporary declines in value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Improvements are capitalized, and repairs and maintenance are charged to operations as incurred. Leasing commissions are amortized using the straight-line method over the term of the related leases. Capitalized financing costs are amortized using the straight-line method over the term of the related financing.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note A - Organization, Basis of Presentation and Summary of Significant
         Accounting Policies (Continued)

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are to be disposed of.

The Partnership will adopt the standard in the first quarter of 1996. The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. The Partnership's prior practice has been to reduce the carrying value for impairments to specific investments where impairment is deemed other than temporary. Adoption of this standard is not expected to have a material effect on the financial statements of the Partnership.

ORGANIZATION AND DEFERRED OFFERING EXPENSES

Certain costs relating to the formation and registration of the Partnership have been capitalized as organization expenses. Organization costs were amortized over a sixty-month period commencing with the initial sale of Units and were fully amortized at December 31, 1994. Offering costs were recognized ratably against gross proceeds from the Offering of Units.

INCOME TAXES

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

RENTAL REVENUE

Rental revenue is recognized on a straight-line basis over the lease terms. The accounts receivable related to the recording of rental revenue on a straight-line basis totaled $41,811 and $55,864 at December 31, 1995 and 1994, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note A - Organization, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

ALLOCATION OF NET (LOSS) INCOME FROM OPERATIONS

Prior to the first sale of Units, net loss from operations was allocated 99.9% to the USF&G General Partner and .1% to the Assignor Limited Partner. Thereafter, net income and loss from operations is allocated first among the partners in proportion to cash distributions and second, if there have been no cash distributions, 99% to the assignee limited partners ("Unitholders") and 1% to the General Partners. Net (loss) income and cash distributions per Unit were computed based upon net (loss) income allocated to and cash distributions paid to Unitholders divided by the weighted average number of Units outstanding during the periods indicated. The allocated 1% net (loss) income from operations to the General Partners is prorated for net (loss) on the basis of 80% to the USF&G General Partner and 20% to Legg Mason Realty Partners, Inc. while net income is allocable on the basis of 50% to the USF&G General Partner and 50% to Legg Mason Realty Partners, Inc.

As of December 31, 1995, the USF&G General Partner had purchased 42,728 Units under the Right of Presentment Program. The USF&G General Partner is entitled to the beneficial rights attributable to these Units, including the rights to cash distributions and a percentage of the Partnership's income, gains, losses, deductions, credits, and distributions. Units have been repurchased as follows:

             JUNE 30  NUMBER OF UNITS  PRICE PER UNIT  TOTAL PRICE
             -------  ---------------  --------------  -----------
              1995       13,886          $ 4.18          $ 58,043
              1994       13,886          $ 4.17          $ 57,905
              1993       13,886          $ 9.53          $132,334
              1992        1,070          $11.27          $ 12,059

Legg Mason Realty Partners, Inc. purchased 42,314 Units under the Right of Presentment Program at June 30, 1995 at the per unit price of $4.18 and a total price of $176,873.

Note B - Income Producing Properties

On August 1, 1990, the Partnership acquired Shadeland Retail Center ("Shadeland"), located in Indianapolis, Indiana, from unaffiliated sellers for a contract price of $9,690,850. In connection with the purchase of Shadeland, the Partnership assumed a loan in the amount of $4,387,142. Shadeland consists of two single-level neighborhood retail projects, containing in the aggregate approximately 105,000 net rentable square feet on approximately 12.4 acres.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note B - Income Producing Properties (Continued)

On June 28, 1990, the Partnership purchased St. Andrews Apartments at Westwood ("St. Andrews") from an unaffiliated seller for a contract price of $13,700,000. St. Andrews is located in Orlando, Florida and consists of 16 two-story and three-story apartment buildings on 14.55 acres. The garden-style apartment buildings contain 259 units with an aggregate of approximately 217,000 rentable square feet. On August 14, 1990, the Partnership obtained permanent financing for St. Andrews in the amount of $8,500,000. See Note J to the financial statements for discussion on St. Andrews.

On November 8, 1988, the Partnership acquired Northeast Business Campus ("NEBC") located in Columbus, Ohio, from an unaffiliated seller for a gross purchase price of $13,430,000 which was paid in cash. On August 22, 1989, the Partnership obtained permanent financing for NEBC in the amount of $7,975,000.

The Partnership wrote down the net book value of the NEBC investment during the fourth quarter of 1993 in the amount of $4,043,000. The declining level of net cash flow from operations required the use of cash flow generated by Shadeland and St. Andrews to fund the NEBC debt service. The General Partners had determined that additional investment in the property was not economically justified without an acceptable modification to the mortgage and that the Partnership may not recover the investment in NEBC. Consequently, the investment in real estate at December 31, 1993 was written down to the appraised value. Local market trends for commercial real estate contributed to the other than temporary decline in value. The net book value, adjusted for the writedown, became the new carrying value for the property. As such, historical cost and accumulated depreciation were reduced accordingly.

The following table sets forth summarized financial information for NEBC, St. Andrews and Shadeland, the three Properties owned directly by the Partnership, at December 31, 1995 and 1994:

                                        1995                               1994
                                        ----                               ----

Buildings and improvements       $29,118,982                        $29,039,871
Land                               5,444,913                          5,444,913
                                 -----------                        -----------
                                  34,563,895                         34,484,784
Less:  Accumulated depreciation   (5,950,963)                        (5,057,645)
                                 -----------                        -----------
                                 $28,612,932                        $29,427,139
                                  ==========                         ==========

Operating leases with tenants at NEBC and Shadeland range in term from one to five and one to twenty years, respectively. The lease term at St. Andrews ranges in term from one to twelve months. The General Partners expect that in the normal course of business these leases will be renewed or replaced by other leases. Fixed future minimum rents to be received under existing leases at December 31, 1995 are as follows:

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note B - Income Producing Properties (Continued)

                  1996                                               $2,668,022
                  1997                                                1,532,510
                  1998                                                  973,720
                  1999                                                  636,745
                  2000                                                  388,140
                  Thereafter                                            331,034
                                                                     ----------
                                                                     $6,530,171
                                                                     ==========

Note C - Investment in Joint Venture

On May 16, 1989, the Partnership entered into a general partnership agreement (the "Greenbrier Joint Venture") with Greenbrier Towers Fidelity Associates Limited Partnership ("Fidelity"), an affiliate of the USF&G General Partner, to acquire, own and operate Greenbrier Towers (the "Property"), two existing office buildings in Chesapeake, Virginia. The Partnership and Fidelity (the "Joint Venture Partners") each own a 50% general partnership interest in Greenbrier Joint Venture. The Greenbrier Joint Venture agreement provides that, in general, all distributions of cash from operations, sales and refinancings, and items of income and loss will be allocated equally between the Partnership and Fidelity. Cash contributions to Greenbrier Joint Venture will be made by the Partnership and Fidelity equally. The business affairs of Greenbrier Joint Venture are managed collectively by the Partnership and Fidelity, and neither can make any major decision regarding the financing or sale of Greenbrier Towers without the consent of the other. The Partnership accounts for its investment in Greenbrier Joint Venture using the equity method.

On May 17, 1989, Greenbrier Joint Venture acquired Greenbrier Towers from an unaffiliated seller for a gross purchase price of $23,200,000. In connection with the acquisition, the Partnership and Fidelity were each required to initially contribute approximately $5,150,000. In addition, the Partnership paid acquisition fees of $371,100 to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note C - Investment in Joint Venture (Continued)

During 1995, the Prudential Insurance Company of America (Prudential) initiated foreclosure proceedings, as a result of the Greenbrier Joint Venture's default on the mortgage loan on December 19, 1994. The property was purchased by the lender at the April 26, 1995 foreclosure sale. Prudential exercised its right under the August 22, 1989 Assignment of Leases and Rents to directly collect all tenant rents beginning January 26, 1995. At the time of foreclosure, current assets and current liabilities generated by property operations, except those included in the Statement of Net Assets in Liquidation, were transferred to Prudential. Management plans to transfer the Greenbrier Joint Venture's remaining net assets at December 31, 1995, excluding obligations to other third parties, to Prudential in return for an indemnification of liability. The Joint Venture Partners intend to complete the liquidation of the Greenbrier Joint Venture upon settlement of the indemnification agreement.

Results of operations on a going concern basis were reflected in the statements of operations through December 31, 1995. Subsequent to April 26, 1995, no additional operating activity other than the payment of ordinary business expenses was recorded in the Greenbrier Joint Venture's records.

The following tables disclose summarized information as to the Partnership's share of the assets, liabilities and equity in the revenue and expenses of Greenbrier Joint Venture for the dates and periods indicated:

                                                               DECEMBER 31, 1995         DECEMBER 31, 1994
ASSETS

Buildings and improvements                                       $        0                  $ 7,401,028
Land                                                                      0                      811,654
                                                                  ---------                  -----------
                                                                          0                    8,212,682
Less:  Accumulated depreciation                                           0                   (1,514,755)
                                                                  ---------                   ----------
                                                                          0                    6,697,927
Other                                                                32,963                      136,059
                                                                     ------                  -----------
TOTAL ASSETS                                                        $32,963                  $ 6,833,986
                                                                     ======                   ==========

LIABILITIES

Mortgage payable - Debt in default                               $        0                  $ 6,541,160
Note payable due to General Partner - In default                          0                      183,598
Other                                                                32,963                      228,990
                                                                     ------                  -----------
TOTAL LIABILITIES                                                    32,963                    6,953,748
                                                                     ------                   ----------

Unrecognized losses                                                       0                     (119,762)
                                                                 ----------                  -----------
TOTAL EQUITY                                                              0                     (119,762)

TOTAL LIABILITIES AND EQUITY                                        $32,963                  $ 6,833,986
                                                                     ======                   ==========

NET ASSETS IN LIQUIDATION                                       $         0
                                                                 ==========


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note C - Investment in Joint Venture (Continued)
                                                       For the Year         For the Year       For the Year
                                                           Ended                Ended              Ended
                                                       December 31,         December 31,       December 31,
                                                           1995                 1994               1993

STATEMENTS OF OPERATIONS

GROSS REVENUE                                        $     363,012           $ 1,099,116         $ 1,019,281
Less expenses:
   Property operating                                      152,572               425,794             418,743
   Depreciation/amortization                                90,224               345,851             441,213
   Interest                                                233,884               664,795             657,473
   Writedown                                               460,567               348,450           2,652,000
                                                       -----------           -----------          ----------
TOTAL EXPENSES                                             937,247             1,784,890           4,169,429
                                                       -----------            ----------          ----------

Gain on debt forgiveness                                   693,497                     0                   0
                                                       -----------     -----------------    ----------------

EQUITY IN JOINT VENTURE INCOME (LOSS)                      119,262              (685,774)         (3,150,148)
                                                       -----------           -----------          ----------

(DECREASE) INCREASE IN CUMULATIVE

   UNRECOGNIZED JOINT VENTURE LOSS                        (119,262)              119,762                   0
                                                       -----------            ----------    ----------------

RECOGNIZED EQUITY IN JOINT VENTURE LOSS          $               0          $   (566,012)        $(3,150,148)
                                                  ================           ===========          ==========

UNRECOGNIZED EQUITY IN JOINT VENTURE LOSS          $           500          $    119,762   $               0
                                                    ==============           ===========    ================

The Partnership's total equity in the revenue and expenses of the Greenbrier Joint Venture for the current period is $119,262. The Partnership recognized $119,262 of the 1994 suspended joint venture loss carry forward in 1995 since full recognition would cause the investment in joint venture to fall below zero. The additional loss carry forward will be recognized if net income is earned or additional capital is contributed, although this is not anticipated. The remaining net liabilities of the Greenbrier Joint Venture are non-recourse to the Greenbrier Joint Venture and Partnership. As a result, the Partnership has no obligation to share in these liabilities.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note D - Financial Instruments

Fair value information is based on internal estimates using present value or other valuation techniques since quoted market prices are not available. This technique is significantly affected by the assumptions used, such as applicable discount rate and estimated future cash flows. Therefore, the derived fair value estimates cannot be substantiated by comparison to independent markets and may not be realized in immediate settlement of the instrument. Fair value disclosure requirements exclude certain financial instruments and all non-financial instruments. It is assumed that the carrying amounts of the following Partnership financial instruments approximate fair value:

     CASH AND CASH EQUIVALENTS -                  Includes temporary investments
                                                  in  money  market  funds  with
                                                  maturities of three months or
                                                  less.

     RESTRICTED CASH ESCROW -                     Note G

     ACCOUNTS RECEIVABLE -                        Note A

     MORTGAGES PAYABLE -                          Note G

     ACCOUNTS PAYABLE AND OTHER LIABILITIES-      Includes accounts payable,
                                                  accrued expenses, prepaid rent
                                                  and security deposits.

     DUE TO GENERAL PARTNERS AND AFFILIATES -     Note F

     CASH FLOW PROTECTOR LOAN -                   Note F


Note E - Other Assets

Other assets consist of organization costs, deposits, leasing commissions, and capitalized financing costs. As of December 31, 1995 and 1994, organization costs, capitalized financing costs and leasing commissions totaled $488,385 and $713,906, respectively and related accumulated amortization totaled $245,623 and $455,133, respectively. Organization costs of $106,158 were fully amortized at December 31, 1994. The gross asset and related accumulated amortization were written off during 1995.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note F - Related Party Transactions

On July 11, 1988, Fidelity & Guaranty Life Insurance Company (the "USF&G Limited Partner") purchased the first 400,000 Units at a price of $25 per Unit, representing a capital contribution of $10,000,000. Immediately following the capital contribution, pursuant to the Partnership Agreement, the USF&G Limited Partner received a rebate of $830,000 from the Partnership which represented a rebate of selling commissions, the allocable portion of the dealer manager fee and the non-accountable expense reimbursement allowance. The purchase of Units by the USF&G Limited Partner resulted in net proceeds to the Partnership of $9,170,000.

The General Partners and affiliates received fees and compensation in connection with the Offering of Units in the Partnership and in connection with the acquisition and financing of the real estate investments. Additionally, the General Partners received reimbursement of organization, offering and operational expenses paid by them on behalf of the Partnership. An affiliate of one of the General Partners received selling commissions equal to 7% of the gross proceeds of the Offering.

Pursuant to the Partnership Agreement, the Partnership was required to reimburse the General Partners for organization and offering expenses up to a maximum of 4% of the gross proceeds of the Offering. Organization and offering expenses in excess of 4% of the gross proceeds were paid for by the General Partners. In addition, the Partnership reimburses the General Partners for the actual cost of operating expenses paid on behalf of the Partnership and the actual cost incurred to provide administrative services to the Partnership.

The General Partners are entitled to receive an acquisition fee of 5.75% of the invested capital allocable to a property and reimbursement of actual out-of-pocket acquisition expenses incurred. Total acquisition expenses paid to the General Partners, affiliates and third parties are limited to 2% of the allocable invested capital in a property. Acquisition expenses in excess of 2% of the gross proceeds are payable by the General Partners.

USF&G Realty, Inc., the parent of the USF&G General Partner, is entitled to receive an asset management fee (the "Asset Management Fee") equal to .5% of the aggregate contract prices of the Properties owned and operated by the Partnership, not to exceed an amount equal to 8% of annual distributable cash flow from operations. The Asset Management Fee accrues as to each property commencing with the date the property is acquired and is prorated in the event Properties are held for only a portion of the year. Beginning on December 31, 1989 (the termination of the Offering), 40% of the Asset Management Fee is payable currently and 60% is deferred to be paid from sale or refinancing proceeds, if available.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note F - Related Party Transactions (Continued)

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                                           For the Year          For the Year          For the Year
                                               Ended                 Ended                 Ended
                                           December 31,          December 31,          December 31,
                                               1995                  1994                  1993

Charged to expenses:

    Operating expenses                      $  85,455             $  80,219             $  97,655
    Interest expense                          308,704               292,790               250,003
    Asset management fee:
      Current                                       0                   181                58,476
      Deferred                                      0                     0                87,715

Due to General Partners and affiliates consists of the following as of the dates indicated:

                                             December 31,         December 31,
                                                 1995                 1994

Asset management fees                       $   423,990           $   423,990
Accrued interest on the Cash
    Flow Protector Loan                       1,233,255               942,259
General Partners Loans                          200,000               200,000
Accrued interest on General Partner
    Loans                                        19,503                 1,795
Operating expenses                               10,060                14,062
                                            -----------           -----------
                                             $1,886,808            $1,582,106
                                              =========             =========

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note F - Related Party Transactions (Continued)

The USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the Offering, to the extent the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders (the "Cash Flow Protector Loan"). The USF&G General Partner's commitment to lend such amounts commenced on July 13, 1988, the initial closing date for the sale of Units, and continued for five years thereafter, through July 13, 1993. The Cash Flow Protector Loan accrued interest at an annual simple rate of 8% through December 31, 1993 and 6% thereafter and is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds (see Note H). In conjunction with cash distributions made through December 31, 1993, the USF&G General Partner funded $4,849,734 pursuant to the Cash Flow Protector Loan.

In connection with the loan modification at NEBC executed in the fourth quarter of 1994 (see Note G), the General Partners, USF&G Realty Partners, Inc., and Legg Mason Realty Partners, Inc., have provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners are in the form of loans from each General Partner which accrue interest at the prime rate and mature August 15, 1999. The Partnership's obligation to make interest and principal payments under the loans is limited to the extent of available NEBC reserves and escrows and sale or refinancing proceeds (as defined in the Partnership Agreement) attributable to the NEBC property. It is assumed the carrying value of these financial instruments approximates their fair value.

See Note J - St. Andrews Repair and Legal Costs for a discussion of an additional loan from USF&G Realty Partners, Inc. Additionally, during 1995, the Partnership received $100,000 as a settlement with a responsible party in the St. Andrews construction litigation. This settlement payment was made by United States Fidelity & Guaranty Company, an affiliate of USF&G Realty Partners, as the insurer of the responsible party. The settlement with United States Fidelity and Guaranty Company was negotiated at arms length between counsel for the Partnership and the claims representative.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                                 December 31, 1995

Note G - Mortgage Payables

Mortgages payable consists of the following as of the dates indicated:
                                                               December 31,         December 31,
                                                                   1995                 1994

Mortgage loan, secured by Northeast Business
    Campus, due August 15, 1999, interest at
    8.00% (1)                                                    $7,975,000           $ 7,975,000

Mortgage loan, secured by St. Andrews at
    Westwood, due September 1, 1997, interest at
    9.65% (2)                                                     8,500,000             8,500,000

Mortgage loan, secured by a portion of Shadeland
    Retail Center, due January 1, 1997, interest at
    9.375% (3)                                                    4,120,531             4,180,687
                                                                -----------           -----------
                                                                $20,595,531           $20,655,687
                                                                 ==========            ==========


(1) Interest only is payable monthly in the amount of $53,167 through August 15, 1997 with payments thereafter of $59,813 through August 15,
         1999.

(2) Interest only is payable monthly in the amount of $68,354 over the life of the loan.

(3) Monthly payments of $37,463, including principal and interest, are based upon a 30-year amortization period. Principal payments of $60,156 and $59,132 were made in 1995 and 1994, respectively.

On October 25, 1994, the Partnership executed a loan modification with the NEBC lender to modify the NEBC mortgage. Under the terms of the loan restructuring, the interest rate was reduced from 9.96% to 8% effective February 15, 1994, the maturity date and principal balance remain unchanged, and the loan may be repaid by the Partnership, at anytime, without penalty. In order to obtain the loan modification, the Partnership agreed to permit the lender to participate in sales proceeds above the outstanding debt and closing costs. The lender will be entitled to receive 60% of the first $1,500,000, 40% of the next $500,000 and 10% thereafter of the remaining proceeds. In connection with the loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At December 31, 1995, the lender held a total of $192,402 of restricted cash escrow which included $89,983 in reserves and $102,419 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note G - Mortgage Payables (Continued)

The mortgage loans are non-recourse obligations. It is assumed the carrying value of these financial instruments approximates their fair value. Interest expense of $1,832,726, $1,993,765 and $2,014,600 was incurred on these mortgages for the years ended December 31, 1995, 1994 and 1993, respectively. Interest expense of $1,815,419, $1,928,544 and $1,946,245 was paid for the years ended December 31, 1995, 1994 and 1993, respectively.

The General Partners anticipate that the balloon or principal balance payments required on the mortgage loans at maturity will require an extension of the existing mortgage loans or sale or refinancing of the property to which each loan relates at such time. Maturities of mortgages payable as of December 31, 1995 are summarized as follows:

                  1996                                           $       66,043
                  1997                                                4,081,340
                  1998                                                   84,975
                  1999                                               16,363,173
                  2000                                                        0
                                                              -----------------
                                                                    $20,595,531
                                                              =================

Note H - Distribution to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of December 31, 1995, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represented a cumulative return of 2% on invested capital for each calendar period through the quarter ended July 13, 1993. No distributions were made during 1995 or 1994.

Under Section 4.4 of the Partnership Agreement, distributions of sale or refinancing proceeds are applied first to discharge the mortgage obligation of the property sold or refinanced, then to discharge the debts and obligations of the Partnership, including the Cash Flow Protector Loan, and to fund reserves for contingent liabilities to the extent deemed reasonable by the General Partners. The remaining sale or refinancing proceeds, if any, will be distributed to the Unitholders. It is anticipated that any remaining proceeds will not be sufficient to return the full amount of the Unitholders invested capital.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note I - Reconciliation of Financial Statement Basis Net Loss and Partners' Equity to Federal Income Tax Basis Net Loss and Partners' Equity

Reconciliation of financial statement basis net loss to federal income tax basis net loss for the years indicated:

                                                        For the Year          For the Year        For the Year
                                                            Ended                 Ended               Ended
                                                        December 31,          December 31,        December 31,
                                                            1995                  1994                1993

Net loss - financial statement basis                      $(1,491,499)         $(1,821,611)        $(8,551,986)
(Excess) shortfall financial statement basis
   equity in joint venture earnings over tax
   basis equity in joint venture loss                      (3,348,074)             110,142           2,660,389
(Shortfall) excess financial statement basis
   rental income over tax basis rental income                 (14,490)              18,548             114,427
(Shortfall) excess financial statement
   basis expenses over tax basis expenses                     (71,868)             (85,069)          4,168,543
                                                         ------------         ------------          ----------
Net loss - federal income tax basis                       $(4,925,931)         $(1,777,990)        $(1,608,627)
                                                           ==========-          ==========          ==========

Reconciliation of financial statement basis partners' equity to federal income tax basis partners' equity as of the dates indicated:

                                                          December 31,        December 31,        December 31,
                                                              1995                1994                1993

Total partners' equity - financial statement basis           $1,282,826        $ 2,774,325         $ 4,595,936
Capitalization of selling commissions and
    offering costs as a non-amortizable
    intangible asset for federal income tax basis
    statements                                                2,068,118          2,068,118           2,068,118
Current year excess financial statement basis
    net loss over tax basis net loss                         (3,434,432)            43,621           6,943,359
Prior years cumulative excess financial
    statement basis net loss over tax basis net               8,270,442          8,226,821           1,283,462
                                                              ---------        -----------         -----------
Total partners' equity - federal income tax basis            $8,186,954        $13,112,885         $14,890,875
                                                              =========         ==========          ==========

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1995

Note J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $2.9 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter and are expected to be completed late in the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The modifications resulted in a $617,600 increase in the $2.9 million base contract. The Partnership has incurred significant costs, including construction and engineering expenses, in connection with assessing and repairing the construction problems and pursuing legal remedies during 1995. The Partnership has recovered $627,500 to date in settlements from responsible parties, including a $465,000 settlement payment from a responsible party during the second quarter and $100,000 during the third quarter from an affiliate of the USF&G General Partner as discussed in Note F. The remaining $62,500 settlement payment was received during the fourth quarter of 1994 and used to offset certain construction costs incurred during 1994. During 1995, the Partnership incurred approximately $1,162,000 and $237,000 of St. Andrews repair and legal costs, $565,000 of which were offset by settlements received during the year. The Partnership incurred approximately $228,000 of St. Andrews repair and legal costs during 1994 which were offset by recoveries of $62,500.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1994 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its term, the loan will mature September 1, 1997 and pay interest monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sale or refinancing proceeds. As of December 31, 1995, no draws on this loan have been made. Advances of $700,000 had been made through March 1, 1996.

USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995


Column A        Column B        Column C                    Column D                    Column E
                                Initial Cost                Costs Capitalized           Gross Amount at which
                                to Partnership              Subsequent to Acquisition   carried at December 31, 1995 (1)





                                              Buildings &                                           Buildings &
Description     Encumbrances    Land          Improvements  Improvements   Adjustments  Land        Improvements    Totals(3)



Northeast Business
Campus Office/
Service Center,
Columbus, Ohio   $ 7,975,000     $2,398,944     $11,516,043  $   931,865    $(4,698,000)  $1,339,944  $  8,808,908   $10,148,852



St. Andrews Apartments
at Westwood
Orlando, Florida $ 8,500,000     $2,527,918     $11,516,066  $   161,363    $  (160,000)  $2,527,918  $ 11,517,428   $14,045,347


Shadeland Retail
Shopping Center
Indianapolis,
Indiana          $ 4,120,531     $1,577,051     $ 8,628,943  $   278,167    $  (114,465)  $1,577,051  $  8,792,646   $10,369,696

                 $20,595,531     $6,503,913     $31,661,052  $ 1,371,395    $(4,972,465)  $5,444,913  $ 29,118,982   $34,563,895

Column F        Column G        Column H        Column I






Accumulated                                     Depreciable
Depreciation    Date of         Date            Life in
   (2)          Construction    Acquired        Years






$2,060,339      1981,1984       11/08/88        31.5






$2,321,969      1989            06/28/90        27.5




$1,568,655      1982,1985       08/01/90        31.5


$5,950,963

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1 - Reconciliation of Real Estate:
                                                                                        For the Year Ended
                                                                                         DECEMBER 31, 1995

Balance at beginning of period                                                               $34,484,784
Additions (deductions) during the period:
   - Improvements                                                                                300,857
   - Write-off fully depreciated real estate                                                    (221,746)
                                                                                            ------------
Balance at end of period                                                                     $34,563,895
                                                                                            ============

Note 2 -  Reconciliation  of  Accumulated Depreciation:
                                                                                        For the Year Ended
                                                                                         DECEMBER 31, 1995

Balance at beginning of period                                                                $5,057,645
Depreciation expense for the period                                                            1,115,064
Write-off fully depreciated real estate                                                         (221,746)
                                                                                               ---------
Balance at end of period                                                                      $5,950,963
                                                                                               =========

Note 3 - Federal Income Tax Cost of Real Estate:

The federal income tax cost of the real estate differs from book cost, which is reflected in Column E, by approximately $5,080,000. A guaranty payment received in 1991 which was treated as a reduction to the book basis for GAAP and as income for tax purposes in the amount of $160,000. Additionally, the 1994 writedown of the NEBC investment was not recognized for tax purposes.

Note 4 - Carrying Cost Adjustments:

There were no payments received or due during 1995 pursuant to seller net operating income guarantees. For financial reporting purposes, payments received pursuant to seller net operating income guarantees are recorded as adjustments to the carrying value of the property. Guarantee payments of $160,000 related to St. Andrews were received during 1991. In addition, a net writedown of $4,043,000 was made during 1993 to adjust the carrying value of the NEBC investment to appraised value.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

         SCHEDULE X - SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

              For the Years Ended December 31, 1995, 1994, and 1993

Supplementary statements of operations information is as follows:

                                                                  Column B -
                                                               Charged to Costs

COLUMN A - ITEM                                                  AND EXPENSES

                                                   1995              1994             1993
                                                   ----              ----             ----

1.   Maintenance and repairs                     $357,209          $390,082         $419,620
                                                  =======           =======          =======

2.   Amortization of organization costs        $          0      $           0      $  11,518
                                                ===========       ============       ========

3.   Real estate property taxes                  $457,417          $487,280         $507,890
                                                  =======           =======          =======

Report of Independent Auditors

The Partners

Greenbrier Towers General Partnership

We have audited the accompanying statement of net assets in liquidation as of December 31, 1995 and the balance sheet (going concern basis) as of December 31, 1994 of Greenbrier Towers General Partnership. In addition, we have audited the related statements (going concern basis) of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule (Item 8). These financial statements and schedule are the responsibility of the Partners. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partners, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, on December 31, 1995, the Partners decided to liquidate Greenbrier Towers General Partnership. As a result, the Greenbrier Towers General Partnership has changed its basis of accounting as of December 31, 1995 from the going-concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation at December 31, 1995, and the financial position at December 31, 1994 of Greenbrier Towers General Partnership, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Baltimore, Maryland
February 15, 1996

                      GREENBRIER TOWERS GENERAL PARTNERSHIP
                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                                                                                  DECEMBER 31, 1995
ASSETS
Cash and Cash Equivalents - Note C                                                                     $60,610
Other Assets - Notes A and D                                                                             5,316
                                                                                                       -------
                                                                                                        65,926
LIABILITIES
Accounts Payable and Accrued Expenses                                                                  $13,000
Other Liabilities - Note E                                                                              52,926
                                                                                                       -------
                                                                                                        65,926
                                                                                                       -------

   Net Assets in Liquidation                                                                       $         0
                                                                                                    ==========





               See accompanying notes to the financial statements.


                      GREENBRIER TOWERS GENERAL PARTNERSHIP
                                  BALANCE SHEET
                              (GOING CONCERN BASIS)

                                                                                                  DECEMBER 31, 1994
ASSETS

Real Estate Investment - Notes B and G:
   Land                                                                                             $  1,596,990
   Buildings and Improvements                                                                         14,452,399
                                                                                                      ----------
                                                                                                      16,049,389
   Less:  Accumulated Depreciation                                                                    (2,967,070)
                                                                                                      ----------
                                                                                                      13,082,319
Cash and Cash Equivalents - Note C                                                                       258,064
Accounts Receivable - Notes A and D                                                                       14,054
                                                                                                      ----------
   TOTAL ASSETS                                                                                      $13,354,437
                                                                                                      ==========

LIABILITIES AND PARTNERS' EQUITY DEFICIT

Accounts Payable and Accrued Expenses                                                              $     425,253
Security Deposits                                                                                         32,725
Note Payable Due to General Partner (In Default) - Note F                                                367,196
Mortgage Payable in Default - Note G                                                                  13,082,320
                                                                                                      ----------
                                                                                                      13,907,494
Partners' Equity Deficit                                                                                (553,057)
                                                                                                      ----------
   TOTAL LIABILITIES AND PARTNERS' EQUITY DEFICIT                                                    $13,354,437
                                                                                                      ==========




               See accompanying notes to the financial statements.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                               For the Year Ended        For the Year Ended       For the Year Ended
                                                  December 31,              December 31,             December 31,
                                                      1995                      1994                     1993
                                                      ----                      ----                     ----

RENTAL REVENUE                                    $    726,021              $ 2,198,233              $ 2,038,561

OPERATING EXPENSES:

   Repairs and Maintenance                             100,505                  309,027                  302,414
   Utilities                                            70,130                  236,127                  227,921
   Property Taxes                                       61,079                  191,386                  187,866
   Management Fees                                      19,002                   65,448                   61,176
   Other Operating Expenses                             49,340                   39,932                   44,095
   Insurance                                             5,088                    9,669                   14,013
   Writedown for Asset Impairment                      921,133                  696,900                5,304,000
   Interest                                            467,768                1,329,589                1,314,947
   Depreciation and Amortization                       176,748                  680,602                  871,326
                                                    ----------               ----------              -----------

Total Expenses                                       1,870,793                3,558,680                8,327,758
                                                    ----------               ----------               ----------

Loss Before Extraordinary Item                      (1,144,772)              (1,360,447)              (6,289,197)

   Extraordinary Item:
   Gain on Extinguishment of Debt - Note J           1,697,829                        0                        0
                                                    ----------         ----------------         ----------------

Net Income (Loss)                                 $    553,057              $(1,360,447)             $(6,289,197)
                                                   ===========               ==========               ==========





               See accompanying notes to the financial statements.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                              (GOING CONCERN BASIS)


                                                       USF&G/Legg
                                                          Mason             Greenbrier Towers
                                                     Realty Partners       Fidelity Associates


                                                   LIMITED PARTNERSHIP     LIMITED PARTNERSHIP          TOTAL

Partners' Equity, January 1, 1993                      $ 3,716,160             $ 3,380,427           $ 7,096,587

Net Loss                                                (3,150,148)             (3,139,049)           (6,289,197)
                                                        -----------            ------------           -----------

Partners' Equity, December 31, 1993                        566,012                 241,378               807,390

Net Loss                                                  (685,774)               (674,673)           (1,360,447)
                                                      ------------           -------------            ----------

Partners' Equity (Deficit), December 31, 1994             (119,762)               (433,295)             (553,057)

Net Income                                                 119,262                 433,795               553,057
                                                     -------------           -------------         -------------

Net Assets in Liquidation, December 31, 1995 -

  Note A                                          $           (500)       $            500     $               0
                                                   ===============         ===============      ================





               See accompanying notes to the financial statements.

                                       GREENBRIER TOWERS GENERAL PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS
                                               (GOING CONCERN BASIS)
                                                           For the Year        For the Year        For the Year
                                                               Ended               Ended               Ended
                                                           December 31,        December 31,        December 31,
                                                               1995                1994                1993

OPERATING ACTIVITIES

Net  Income (Loss)                                         $    553,057        $(1,360,447)        $(6,289,197)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
     Depreciation and amortization                              176,748            680,602             871,326
     Writedown for asset impairment                             921,133            696,900           5,304,000
     Gain on extinguishment of debt                          (1,697,829)                 0                   0
     Interest accrued and applied to General Partner
       Note Payable                                              13,613             24,345               6,036
     Other assets and liabilities transferred to lender         331,969                  0                   0
     Change in net assets and liabilities related
       to operating activities:
       (Decrease) increase in accounts payable
         and accrued expenses                                  (420,958)           206,191            (117,921)
       (Decrease) increase in security deposits                 (32,725)             1,839              (1,427)
       (Increase) decrease in accounts receivable               (21,584)            33,196              63,025
       Increase in other assets                                  (5,316)           (78,935)            (36,200)
                                                             ----------         ----------          ----------

Net Cash (Used In) Provided By Operating Activities            (181,892)           203,691            (200,378)

INVESTING ACTIVITIES

Investment in real estate                                       (15,562)           (53,223)           (118,898)
                                                             -----------        ----------           ---------

Net Cash Used In Investing Activities                           (15,562)           (53,223)           (118,898)

FINANCING ACTIVITIES

Mortgage principal payments                                           0            (17,680)                  0
Note proceeds                                                         0                  0             216,815
                                                         --------------      -------------             -------

Net Cash (Used In ) Provided By Financing Activities                  0            (17,680)            216,815
                                                         --------------         ----------          ----------

(Decrease) Increase in Cash                                    (197,454)           132,788            (102,461)

Cash and Cash Equivalents, Beginning of Period                  258,064            125,276             227,737
                                                             ----------         ----------          ----------

Cash and Cash Equivalents, End of Period                   $     60,610        $   258,064         $   125,276
                                                            ===========         ==========          ==========

NON-CASH FINANCING ACTIVITY
Interest accrued and applied to General Partner

  Note Payable                                             $     13,613       $     24,345       $       6,036
                                                            ===========        ===========        ============
               See accompanying notes to the financialstatements.


                      GREENBRIER TOWERS GENERAL PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

Note A - Organization and Summary of Significant Accounting Policies

ORGANIZATION

On May 16, 1989, the Greenbrier Towers General Partnership (the "Greenbrier Joint Venture") was formed by USF&G/Legg Mason Realty Partners Limited Partnership, a Maryland limited partnership ("USF&G/LM") and Greenbrier Towers Fidelity Associates Limited Partnership, a Maryland limited partnership ("Fidelity") (individually, a "Joint Venture Partner" and, collectively, the "Joint Venture Partners"), to acquire, own and operate Greenbrier Towers, two existing office buildings in Chesapeake, Virginia. USF&G/LM and Fidelity each own a 50% general partnership interest in Greenbrier Joint Venture. The business and affairs of Greenbrier Joint Venture are managed collectively by USF&G/LM and Fidelity, and neither can make any major decision regarding the financing or sale of Greenbrier Towers without the consent of the other.

The joint venture agreement provides that cash contributions will be made equally by USF&G/LM and Fidelity except USF&G/LM was required to contribute 100% of the acquisition fees of approximately $371,000 paid to the general partners of USF&G/LM in connection with the purchase of Greenbrier Towers. Distributions of cash from operations, sales and refinancings, and items of income and loss are allocated equally between USF&G/LM and Fidelity except depreciation deductions associated with the acquisition fees which are specifically allocated to USF&G/LM.

BASIS OF PRESENTATION

The Greenbrier Joint Venture Partners decided to liquidate the partnership as of December 31, 1995. As a result, the Greenbrier Joint Venture statement of net assets in liquidation at December 31, 1995 has been presented utilizing liquidation accounting concepts as required by generally accepted accounting principles. Under this method of accounting, assets are recorded at their estimated realizable values and recorded liabilities reflect estimated remaining obligations, including estimated costs associated with completing the liquidation. There was no adjustment required in the financial statements to adopt the liquidation basis of accounting at December 31, 1995 because of transfers and adjustments made in connection with the foreclosure of Greenbrier Joint Venture's primary asset and related obligation (see Note G and J).

The Greenbrier Joint Venture balance sheet as of December 31, 1994 and statements of operations, partners' equity deficit and cash flows for the years ended December 31, 1995, 1994 and 1993 have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP

                                December 31, 1995

Note A - Organization and Summary of Significant Accounting Policies (Continued)

BASIS OF PRESENTATION (Continued)

During 1995, the Prudential Insurance Company of America (Prudential) initiated foreclosure proceedings, as a result of the Greenbrier Joint Venture's default on the mortgage loan on December 19, 1994. The property was purchased by the lender at the April 26, 1995 foreclosure sale. Prudential exercised its right under the August 22, 1989 Assignment of Leases and Rents to directly collect all tenant rents beginning January 26, 1995. At the time of foreclosure, current assets and current liabilities generated by property operations, except those included in the Statement of Net Assets in Liquidation, were transferred to Prudential. Management plans to transfer the Greenbrier Joint Venture's remaining net assets at December 31, 1995, excluding obligations to other third parties, to Prudential in return for an indemnification of liability. The Joint Venture Partners intend to complete the liquidation of the Greenbrier Joint Venture upon settlement of the indemnification agreement.

Results of operations on a going concern basis were reflected in the statements of operations through December 31, 1995. Subsequent to April 26, 1995, no additional operating activity other than the payment of ordinary business expenses was recorded in the Greenbrier Joint Venture's records.

DEPRECIATION AND AMORTIZATION

Buildings and improvements are recorded at cost, adjusted for other than temporary declines in value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Improvements are capitalized, and repairs and maintenance are charged to operations as incurred. Leasing commissions are amortized using the straight-line method over the term of the related leases. Capitalized financing costs are amortized using the straight-line method over the term of the related financing. Organization costs are amortized over a sixty-month period commencing on the date of inception of Greenbrier Joint Venture. See Note D for additional discussion of other assets.

INCOME TAXES

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the Joint Venture Partners individually.

RENTAL REVENUE

Rental revenue is recognized on a straight-line basis over the lease terms. As discussed in Note D, the receivables related to straight line rent were written off at December 31, 1994.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP

                                December 31, 1995

Note B - Real Estate Investment

On May 17, 1989, Greenbrier Joint Venture acquired Greenbrier Towers from an unaffiliated seller for a gross purchase price of $23,200,000. In connection with the acquisition, USF&G/LM and Fidelity were each required to initially contribute approximately $5,150,000, and interim financing in the amount of $13,100,000 was obtained from United States Fidelity and Guaranty Company, an affiliate of each of the Joint Venture Partners. The interim loan was replaced by permanent financing obtained on August 22, 1989 as discussed in Note G.

On January 26, 1995, due to the mortgage default discussed in Note G, the lender exercised its right under the August 22, 1989 Assignment of Lease to directly collect all tenant rents. Greenbrier Towers was transferred to the lender at the April 26, 1995 foreclosure sale. In connection with the foreclosure, the Greenbrier Joint Venture wrote down the net book value of its investment in real estate by $921,133 to the $12,000,000 appraised value. Additionally, during 1994 the Greenbrier Joint Venture wrote down the net book value of its investment in real estate by $373,521 to the outstanding mortgage balance at December 31, 1994. Although the appraised value of Greenbrier Towers was less than the outstanding mortgage balance, the Greenbrier Joint Venture's loss was limited to the outstanding mortgage balance due to its non-recourse nature. The total writedown for asset impairment during 1994 of $696,900 also included $323,379 to write-off intangible assets at December 31, 1994 as discussed in Note D. The investment in real estate at December 31, 1993 was written down by $5,304,000 to its 1993 appraised value. Local market trends for commercial real estate contributed to the decline in value. The net book value, adjusted for the writedown, became the new carrying value for Greenbrier Towers. As such, historical cost and accumulated depreciation were reduced accordingly.

Note C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in commercial paper and government securities with underlying investments primarily in short-term United States government security obligations with maturities of three months or less.

Note D - Accounts Receivable and Other Assets

Accounts receivable consists of tenant receivables. Other assets consist of an insurance reimbursement receivable at December 31, 1995. During 1995, net accounts receivable of $35,639 were transferred to the lender in connection with the assignment of rents and foreclosure discussed in Note A. The straight line rent receivable of $130,739 and other assets of $192,640 were written off as of December 31, 1994 as discussed in Notes A and B. Other assets written off consisted of net loan fees of $69,170 and net leasing commissions of $123,470. Additionally, organization costs were fully amortized as of December 31, 1994.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP

                                December 31, 1995

Note E - Other Liabilities

Other liabilities consist of the net assets held by the Greenbrier Joint Venture for the benefit of the lender. The Partnership expects to remit the net assets to the lender in return for an indemnification of liability. See
Note G for additional discussion of mortgage payable.

Note F - Note Payable due to General Partner

On September 30, 1992, the Greenbrier Joint Venture entered into a non-recourse loan agreement with Fidelity, in order to fund the Greenbrier Joint Venture operating deficits. The maximum principal amount of the original note was $250,000. The original note was fully advanced through November 30, 1993 including $130,000 during 1993 and $120,000 during 1992. As of December 31, 1993, the original note was amended to evidence additional operating deficit fundings from Fidelity of $86,815 and capitalized interest of $6,036 through December 31, 1993. The amended note was due and payable on December 31, 1994 from sale or refinancing proceeds. The note was not extended due to the default on the mortgage as further discussed in Note G. Interest accrued and applied to the Note Payable balance included $13,613, $24,345, and $6,036 during 1995, 1994, and 1993 respectively. The note, totalling $380,809 at April 26, 1995, was extinguished at foreclosure since no assets were available to repay the note and the note was non-recourse to the Greenbrier Joint Venture. The extinguishment of the General Partner note was included in the gain on extinguishment of debt discussed in Note J.

The principal amount of the amended note was $367,196 as of December 31, 1994. The interest rate on the amended note is set at the prime rate announced by Mercantile Safe Deposit and Trust Co., as of the last day of each calendar month, which was 9.0% as of April 30, 1995 and 8.5% as of December 31, 1994. Interest expense on the note of $13,613, $25,229 and $10,187 was incurred during 1995, 1994 and 1993, respectively.

Note G - Mortgage Payable

On August 22, 1989, permanent financing was obtained in the amount of $13,100,000 for Greenbrier Towers. The mortgage had a 10-year term, bore interest at a rate of 9.96% per annum and was secured by the real estate investment. Interest only was payable monthly over the first five years with payments during the balance of the term based upon a 30-year amortization schedule.

Interest expense of $1,304,360 was incurred during the year ended December 31, 1994 of which $1,195,875 was paid. The unpaid portion of $108,485 was included in accounts payable and accrued expenses at December 31, 1994. Interest expense of $1,304,760 was incurred and paid during the year ended December 31, 1993.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP

                                December 31, 1995

Note G - Mortgage Payable (Continued)

The Greenbrier Joint Venture did not pay the scheduled interest payment on the Greenbrier Towers mortgage due on December 15, 1994 due to continued operating cash flow deficits with respect to the Greenbrier Towers property. Consequently, the mortgage was in default on December 19, 1994 and the lender initiated foreclosure proceedings. These proceedings were legally finalized on April 26, 1995. At that time the Property was purchased by the lender in satisfaction of the mortgage obligation.

Note H - Related Party Transactions

The costs incurred by the Greenbrier Joint Venture which were payable to affiliates of the Greenbrier Joint Venture for the periods ended December 31, 1995, 1994, and 1993 were $13,613, $25,229, and $10,187, respectively, in interest on the note payable discussed in Note F. Additionally, $12,161 and $10,533 was paid in 1995 and 1994, respectively, to affiliates of Greenbrier Joint Venture for operating costs.

Note I - Distributions

The joint venture agreement provides for quarterly cash distributions to the Joint Venture Partners provided there is excess cash flow from operations to make such distributions. Cumulative cash distributions of $551,844 had been made to each Joint Venture Partner from available cash flow from operations through the year ended December 31, 1995. No distributions were made during 1995, 1994 or 1993.

                      GREENBRIER TOWERS GENERAL PARTNERSHIP

                                December 31, 1995

Note J - Gain on Extinguishment of Debt

At the time of foreclosure, the carrying value of the debt, which included principal and accrued and unpaid interest, was greater than the appraised value of Greenbrier Towers. The Greenbrier Joint Venture wrote down the net book value of its investment in real estate to the $12,000,000 appraised value in connection with the foreclosure as discussed in Note B. Due to the fact that the mortgage was non-recourse in nature, the foreclosure by the lender is deemed to be in full satisfaction of the mortgage obligation. Greenbrier Venture realized a gain on the foreclosure equal to the excess of the carrying amount of the mortgage payable over the fair value of the assets transferred to the lender at foreclosure as follows:

       Carrying Value of Mortgage Payable                                              $ 13,648,989

       Less:  Fair Value of Real Estate Investment                                      (12,000,000)

            Additional Assets Transferred:

                 Pre-Foreclosure Operating Cash Flow                                       (296,330)
                 Accounts Receivable, Net                                                   (35,639)

            Gain on Extinguishment of Mortgage Payable                                    1,317,020
            Gain on Extinguishment of Note Payable due to General Partner                   380,809
                                                                                      -------------

            Gain on Extinguishment of Debt                                            $   1,697,829

                                                                                       ============

The pre-foreclosure operating cash flow represents net Greenbrier Towers' cash flow collected by the Greenbrier Joint Venture after the lender exercised its right under the Assignment of Leases and Rents on January 26, 1995.

These amounts were subsequently remitted to the lender upon foreclosure.

                                       GREENBRIER TOWERS GENERAL PARTNERSHIP

                                                 December 31, 1995

Note K - Reconciliation of Financial Statement Net Loss and Partners' Equity
         (Deficit) to Federal Income Tax Basis Net Loss and Partners' Equity

Reconciliation of financial statement basis net income (loss) to federal income tax basis net loss for the periods ended December 31, 1995, 1994 and 1993:

                                                                   1995             1994              1993
                                                                   ----             ----              ----

Net income (loss) - financial statement basis                $     553,057        $(1,360,447)     $(6,289,197)
Excess tax basis loss over financial statement
   basis loss                                                   (7,520,664)                 0                0
Excess tax basis rental income over financial
   statement basis rental income                                         0             14,719           24,397
Excess financial statement basis rental
   income over tax basis rental income                             (63,016)                 0                0
Excess financial statement basis expenses
   over tax basis expenses                                         921,133            696,900        5,304,000
Excess tax basis expenses over financial
   statement basis expenses                                       (310,751)          (251,812)          (7,620)
                                                               ------------      ------------     ------------
Net loss - federal income tax basis                            $(6,420,241)     $    (900,640)     $  (968,420)

                                                                ==========       ============       ==========


Reconciliation of financial statement basis partners' equity (deficit) to federal income tax basis partners' equity as of December 31, 1995, 1994 and 1993:

                                                                   1995              1994              1993
                                                                   ----              ----              ----
Total partners' equity (deficit) - financial statement
  basis                                                  $              0         $  (553,057)     $   807,390
Current year excess financial statement
   basis net loss over tax basis net loss                               0             459,807        5,320,777
Current year excess tax basis net loss over
   financial statement basis net loss                          (6,973,298)                  0                0
Prior year excess tax basis net loss over
   financial statement basis net loss                           7,011,727           6,551,920        1,231,143
                                                                ---------           ---------        ---------
Total partners' equity - federal income tax basis           $      38,429          $6,458,670       $7,359,310
                                                             ============           =========        =========


Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

GREENBRIER TOWERS GENERAL PARTNERSHIP
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995


Column A        Column B        Column C                    Column D                    Column E
                                Initial Cost                Costs Capitalized           Gross Amount at which
                                to Partnership              Subsequent to Acquisition   carried at December 31, 1995 (1)





                                              Buildings &                                           Buildings &
Description     Encumbrances    Land          Improvements  Improvements   Adjustments  Land        Improvements    Totals(3)

Greenbrier
Towers I & II
Office Buildings
Chesapeake,
Virginia        $0              $1,596,990    $21,217,149   $1,362,863    ($24,177,002) $0           $0             $0


Column F        Column G        Column H        Column I






Accumulated                                     Depreciable
Depreciation    Date of         Date            Life in
   (2)          Construction    Acquired        Years


$0              1985,1987       5/17/89         31.5






                      GREENBRIER TOWERS GENERAL PARTNERSHIP
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1 - Reconciliation of Real Estate
                                                                             For the Year Ended
                                                                              DECEMBER 31, 1995

Balance at beginning of period                                                     $ 16,049,389
Additions (deductions) during the period:
   - Improvements                                                                        15,562
   - Writedown                                                                       (1,135,958)
   - Write-off of fully depreciated assets                                             (137,793)
   - Assets transferred at foreclosure                                              (14,791,200)
                                                                                    -----------

Balance at end of period                                                    $                 0
                                                                             ==================

Note 2 - Reconciliation of Accumulated Depreciation

                                                                             For the Year Ended
                                                                              DECEMBER 31, 1995

Balance at beginning of period                                                      $ 2,967,070
Depreciation expense for the period                                                     176,748
Write-off of fully depreciated assets                                                  (137,793)
Writedown                                                                              (214,825)
Assets transferred at foreclosure                                                    (2,791,200)
                                                                                     ----------

Balance at end of period                                                      $               0
                                                                               ================

Note 3 - Federal Income Tax Cost of Real Estate

The federal income tax cost of land and buildings and improvements is $1,596,990 and $22,580,012, respectively, for a total cost of $24,177,002 prior to foreclosure and $0 at December 31, 1995.

Note 4 - Carrying Cost Adjustments

For financial reporting purposes, $1,428,094 in payments received pursuant to seller net operating income guarantees are recorded as adjustments to the carrying value of the property. The net operating income guarantees were in effect through May 17, 1992. In addition, net writedowns of $921,133, $373,521 and $5,304,000 were made during 1995, 1994 and 1993, respectively, to adjust the investments carrying value to appraised value.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The USF&G/Legg Mason Realty Partners Limited Partnership and the Greenbrier Joint Venture have not changed accountants since inception, nor have they had disagreements on any matter of accounting principle, practice, financial statement disclosure, or audit scope or procedure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

The Partnership does not have officers or directors. USF&G Realty Partners, Inc. and Legg Mason Realty Partners, Inc. are the General Partners and have the exclusive right and authority to manage the Partnership and conduct the business of the Partnership.

USF&G REALTY PARTNERS, INC.

USF&G Realty Partners, Inc. is a Maryland corporation that is wholly-owned by USF&G Realty, Inc., a subsidiary of USF&G Corporation ("USF&G"). USF&G Realty Partners, Inc. has the primary responsibility for overseeing the performance of those with whom it contracts and who contract with the Partnership, cash management of the Partnership's liquid assets, and the administration of investor services, including general communications with and periodic reports and distributions to Unitholders. Decisions with respect to the acquisition, financing, refinancing and disposition of the Partnership's Properties are made jointly by the General Partners. USF&G Assignor Limited Partner, Inc., a wholly-owned subsidiary of USF&G Realty, Inc., is the Assignor Limited Partner of the Partnership.

            OFFICERS AND DIRECTORS OF USF&G REALTY PARTNERS, INC. AND
                      USF&G ASSIGNOR LIMITED PARTNER, INC.

DAN L. HALE, age 52, has been President and a director of USF&G Realty
Partners, Inc. and USF&G Assignor Limited Partner, Inc. since 1991. He is also Chief Financial Officer of USF&G Corporation. Mr. Hale joined USF&G in February 1991 from the Chase Manhattan Corporation where he was President and Chief Executive Officer of the Chase Manhattan Leasing Company. Before joining Chase in 1988, Mr. Hale was a Managing Director of the Kidder Peabody Group of General Electric Company. He also served as a Senior Vice President and General Manager of the General Electric Capital Corporation's Corporate Finance Services Division, and Vice President and General Manager of their Commercial Financing Division. Mr. Hale holds a B.A. degree from Yale University.

CHARLES R. WERHANE, age 41, has been Vice President and a director of USF&G Realty Partners, Inc. and Vice President of USF&G Assignor Limited Partner, Inc. since 1991. He is Vice President and Director of USF&G Realty, Inc., and is Vice President and General Manager of the USF&G Real Estate Division. Prior to joining USF&G in 1989, Mr. Werhane was Vice President of the Real Estate Division of M Bank in Houston, Texas, and from 1981 through 1988, he was associated with Western Bank in Houston, Texas. Mr. Werhane holds a B.B.A. in Finance from the University of Wisconsin, and a M.A. from Southern Methodist University's Southwestern Graduate School of Banking.

JOHN F. HOFFEN, age 44, is Secretary of USF&G Realty Partners, Inc., USF&G Assignor Limited Partner, Inc. and USF&G Realty, Inc. Mr. Hoffen has been Corporate Secretary of USF&G since August, 1991. Mr. Hoffen joined USF&G in 1982, as a Tax Superintendent, and in 1989 was named Assistant Secretary. Prior to joining USF&G, Mr. Hoffen was a Senior Tax Accountant with Monumental Life Insurance Company. Mr. Hoffen holds a B.S. in Accounting from Loyola College, a M.A. in Taxation and a J.D. from the University of Baltimore. Mr. Hoffen has been a member of the Maryland Bar since December, 1987.

RICHARD P. CAMPAGNA, age 40, is Vice President and Treasurer of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. Mr. Campagna joined USF&G in 1988 as Assistant Vice President of F&G Life. He was named Vice President and Treasurer of USF&G Corporation in October, 1993. Prior to joining USF&G, Mr. Campagna spent six years with Ernst & Young, most recently as a Senior Manager. Mr. Campagna holds a B.S. from the University of Scranton. He is a member of American Institute of CPA's, Maryland Association of CPA's and Life Office Management Association.

JOSEPH A. WESOLOWSKI, age 38, has been Vice President and a director of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. since 1991. Mr. Wesolowski joined USF&G in January 1990 as Director of Financial Analysis of the USF&G Real Estate Division and currently serves as Vice President/Controller. Prior to joining USF&G, Mr. Wesolowski was the Chief Financial Officer for Century Engineering, Inc. From 1983 to 1988, Mr. Wesolowski held various positions at McCormick & Company, Inc., most recently serving as Controller for its subsidiary McCormick Properties, Inc. Mr. Wesolowski is a Certified Public Accountant and holds a B.A. degree in Accounting from Loyola College, and a Masters of Administrative Science from the Johns Hopkins University.

LEGG MASON REALTY PARTNERS, INC. Legg Mason Realty Partners, Inc., a Maryland corporation, is a wholly-owned subsidiary of Legg Mason, Inc. Legg Mason Realty Partners, Inc. participates with USF&G Realty Partners, Inc. in the administration of investor services, including general communications with and periodic reports and distributions to Unitholders and reviews of Partnership operations. Legg Mason Realty Partners, Inc. and USF&G Realty Partners, Inc. jointly make decisions with respect to the acquisition, financing, refinancing and disposition of properties.

           OFFICERS AND DIRECTORS OF LEGG MASON REALTY PARTNERS, INC.

RICHARD J. HIMELFARB, age 54, has been President and a director of Legg Mason Realty Partners, Inc. since 1988. He is a Senior Executive Vice President and a director of Legg Mason, Inc. and Legg Mason Wood Walker, Inc. Mr. Himelfarb has senior management responsibility for the Corporate Finance, Real Estate Finance and Direct Investments Departments of Legg Mason Wood Walker, Inc. From 1972 until he joined Legg Mason, Inc. in 1983, Mr. Himelfarb was a partner in the Baltimore law firm of Weinberg and Green where he served as senior outside counsel for Legg Mason, Inc. He is a graduate of the Johns Hopkins University and the Yale Law School.

AUDREY B. DROSSNER, age 39, who joined Legg Mason, Inc. in 1987, has been Vice President, Treasurer and a director of Legg Mason Realty Partners, Inc. since 1988. She is Vice President of Legg Mason Wood Walker, Inc. From 1983 through 1987, she served as a Manager in the tax department of Coopers and Lybrand, Baltimore, Maryland. Ms. Drossner is a graduate of the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

ROBERT T. KLEINPASTE, age 49, has been a director of Legg Mason Realty Partners, Inc. since 1988. He is President of Regency Homes Corporation, an Annapolis, Maryland-based home builder. From 1990 until 1994, he was President of Legg Mason Realty Group, Inc. which is the real estate consulting and appraisal subsidiary of Legg Mason, Inc. Prior to joining Legg Mason Realty Group, Inc. as a Vice President in 1986, he was President and founder of Real Property Research Group Inc. That firm was acquired by Legg Mason, Inc. in December, 1986. Before founding his own firm in 1978, Mr. Kleinpaste was Vice President of Marketing for Chesapeake Homes, Inc. and prior to that served as Executive Vice President of Briggs Napier Consultants, Inc., a real estate marketing consulting firm. He is a 1969 graduate of the University of Maryland.

ITEM 11.   EXECUTIVE COMPENSATION.

The Partnership has not paid and does not propose to pay any cash compensation, bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers or directors of the General Partners.

During the offering, operating and liquidation stages of the Partnership, the General Partners and their affiliates are entitled to receive various fees and distributions. For information on these types of payments, incorporation by reference is made to the section entitled "Management Compensation" on pages 9-13 of the Partnership's Prospectus dated June 28, 1988, which is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)        Security Ownership of Certain Beneficial Owners

           Except as otherwise noted in (b) "Security Ownership of Management", no individual or group, as defined by Section 13(d)(3) of the Securities and Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

(b)        Security Ownership of Management

                                                                                  Amount and
                                                                                  Nature of            Percent
     Title of                                                                    Beneficial              of
       CLASS                      BENEFICIAL OWNER                                OWNERSHIP             CLASS

Assignee Limited
Partnership Interests

$25 per Unit             Fidelity & Guaranty Life Insurance Company              400,000 Units           37%
$25 per Unit             USF&G Realty Partners, Inc.                              42,728 Units            4%
$25 per Unit             Legg Mason Realty Partners, Inc.                         42,314 Units            4%

(c)        Change in Control

           No arrangements are known to the Partnership which may result in a change in control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) During the offering, operating and liquidation stages of the Partnership, the General Partners and their affiliates are entitled to receive various fees and distributions. For information on these types of payments, incorporation by reference is made to the section entitled "Management Compensation" on pages 9-13 of the Partnership's Prospectus dated June 28, 1988, which is incorporated by reference herein.

           For a discussion of compensation to or accrued for the benefit of the General Partners or affiliates in 1993, 1992, and 1991 refer to Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from Part II, "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(b)        None

(c)        No management person is indebted to the Partnership.

(d)        Not applicable

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)        Financial Statements and Schedules:

           See Index to Financial Statements and Schedules, on Page 19 of this Annual Report on Form 10-K.

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1994.

(c)        Exhibits:

3.1 Certificate of Limited Partnership of USF&G/Legg Mason Realty Partners Limited Partnership dated April 8, 1988 (3)

4.1 USF&G/Legg Mason Realty Partners Limited Partnership Agreement and Amended Certificate of Limited Partnership dated as of June 16, 1988 (3)

4.2 First Amendment to Limited Partnership Agreement and Amended Certificate of Limited Partnership dated as of November 10, 1988 (2)

4.3 Second Amendment to Limited Partnership Agreement and Amended Certificate of Limited Partnership dated as of February 6, 1989 (2)

4.4 USF&G/Legg Mason Realty Partners Amended and Restated Agreement of Limited Partnership dated as of July 17, 1989 (1)

4.5 Form of Subscription Agreement (3)

4.6 Form of Notice of Exercise of Right of Presentment (3)

10.1 Management Services Agreement dated April 8, 1988 (3)

10.2 Form of Advisory Agreement with USF&G Realty, Inc. (3)

10.3 Purchase Agreement for Northeast Business Campus in Columbus, Ohio dated November 2, 1988 (2)

10.4  Management   Agreement  between  the  Partnership  and  Galbreath  -  Huff
Companies, Inc. for property management services dated November 8, 1988 (2)

10.5 Leasing Agreement between the Partnership and Galbreath - Huff Companies, Inc. for property leasing services dated November 8, 1988 (2)

10.6 Lease Agreement dated August 17, 1989 between the Partnership and Automatic Data Processing, Inc. (1)

10.7 Modification and Ratification of Lease dated May 27, 1988 between Northeast Business Campus Associates and Abbott Laboratories (including as an Exhibit thereto, Lease Agreement dated November 23, 1987) (2)

10.8 Lease Agreement dated May 15, 1987 between Northeast Business Campus Associates and Peer Review Systems, Inc. (2)

10.9 Lease Agreement dated June 22, 1988 between the Partnership and Peer Review Systems, Inc. (1)

10.10 Lease Agreement dated March 6, 1989 between the Partnership and Peer Review Systems, Inc. (1)

10.11 Lease Agreement dated July 10, 1989 between the Partnership and Peer Review Systems, Inc. (1)

10.12 Lease Agreement dated October 11, 1989 between the Partnership and Professional Review Network Incorporated, a subsidiary of Peer Review Systems, Inc. (1)

10.13 $7,975,000 Note Secured by Mortgage dated August 22, 1989 between the Partnership and The Prudential Insurance Company of America (1)

10.14 Mortgage dated August 22, 1989 between the Partnership and The Prudential Insurance Company of America (1)

10.29 Purchase Agreement for St. Andrews Apartments at Westwood, Orlando, Florida dated June 25, 1990 (7)

10.30 Management and Leasing Agreement between the Partnership and Epoch Management, Inc. dated as of July 2, 1990 (7)

10.31 Promissory Note and Mortgage Renewal and Modification Agreement dated August 14, 1990 between the Partnership and Allstate Life Insurance Company (7)

10.32 Consolidation and Renewal Mortgage Note dated August 14, 1990 between the Partnership and Allstate Life Insurance Company (7)

10.33 Purchase Agreement for Shadeland Station Retail Center and Shadeland Shops dated June 28, 1990 (7)

10.34 Shadeland Station Retail Center Leasing and Management Agreement between the Partnership and Duke Management, Inc. dated as of August 1, 1990 (7)

10.35 Shadeland Shops Leasing and Management Agreement between the Partnership and Duke Management, Inc. dated as of August 1, 1990 (7)

10.36 Lease Amendment dated December 31, 1983 between Shadeland Station Associates and Marsh Supermarkets, Ind. (including as an Exhibit thereto, Lease Agreement between Shadeland Station Developers and Marsh Supermarkets, Inc. dated August 31, 1981) (7)

10.37 First Lease Amendment dated December 29, 1983 between Shadeland Station Associates and Peoples Drug Stores, Incorporated (including as an Exhibit thereto, Lease Agreement between Shadeland Station Developers and Peoples Drug Stores, Incorporated dated September 17, 1981) (7)

10.38 Assignment, Assumption and Modification Agreement dated as of August 1, 1990 between IDS Life Insurance Company, Shadeland Station Associates Limited Partnership and the Partnership (7)

10.39 Management and Leasing Agreement between the Partnership and Lincoln Property Company dated as of October 7, 1991 (8)

10.40 Management and Leasing Agreement between the Partnership and ROI Realty Services, Inc. dated as of November 1, 1991 (8)

10.41 Loan Extension Agreement between Shadeland Station Retail and IDS Financial Corporation dated as of November 18, 1991 (8)

10.42 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and Summit Management Company dated as of December 1, 1993
(10)

10.43 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and Mathews Click Bauman, Inc. dated as of January 3, 1994 but effective as of July 1, 1993 (10)

10.46 Amended and Restated Note Secured by Mortgage dated 10/25/94 with Prudential Insurance Company of

America

28.1 Appraisal of Northeast Business Campus (4)

28.3 Appraisal of St. Andrews at Westwood (7)

28.4 Appraisal of Shadeland Station Shopping Center (7)

28.5 Pages 2 to 7 of the Registrant's Prospectus dated June 28, 1988 (3)

28.6 Pages 9 to 13 of the Registrant's Prospectus dated June 28, 1988 (3)

28.7 Pages 1 to 5 of the Registrant's Prospectus Supplement No. 1 dated November 7, 1988 (4)

28.8 Page 1 of the Registrant's Prospectus Supplement No. 2 dated February 10, 1989 (4)

28.9 Pages 1 to 5 of the Registrant's Prospectus Supplement No. 4 dated May 18, 1989 (5)

28.10 Page 5 of the Registrant's Prospectus Supplement No. 5 dated August 7, 1989 (6)

28.11 Appraisal Update of Northeast Business Campus at October 1, 1992 (9)

28.13 Appraisal Update of St. Andrews at Westwood at December 1, 1992 (9)

28.14 Appraisal Update of Shadeland  Station Shopping Center at November 1, 1992
(9)

28.15 Appraisal Update of Northeast Business Campus at December 1, 1993 (10)

28.17 Appraisal Update of St. Andrews at Westwood at December 1, 1993 (10)

28.18 Appraisal Update of Shadeland Station Shopping Center at December 1, 1993
(10)

28.19 Appraisal Update of Northeast Business Campus at December 1, 1994

28.21 Appraisal Update of St. Andrews at Westwood at December 1, 1994

28.22 Appraisal Update of Shadeland Station Shopping Center at December 1, 1994

28.23 Appraisal of Northeast Business Campus at December 1, 1995

28.24 Appraisal of St. Andrews at Westwood at December 1, 1995

28.25 Appraisal Update of Shadeland Station Shopping Center at December 1, 1995

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.0-17633)

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.33-21623)

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-21623)

(4) Incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-21623)

(5) Incorporated by reference to the Registrant's Post-Effective Amendment No. 4 to Registration Statement of Form S-11 under the Securities Act of 1933 (File No. 33-21623)

(6) Incorporated by reference to the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-21623)

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.0-17633)

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.0-17633)

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.0-17633)

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.0-17633)

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No.0-17633)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             USF&G/LEGG MASON REALTY
                          PARTNERS LIMITED PARTNERSHIP

                         BY: USF&G Realty Partners, Inc.
                                 General Partner

                             /s/  DAN L. HALE
                             Dan L. Hale, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Title
SIGNATURE           (POSITION WITHIN USF&G REALTY PARTNERS, INC.)         DATE

/s/ DAN L. HALE             President and Director               March 22, 1996
Dan L. Hale                 (Chief Executive Officer)

/s/ CHARLES R. WERHANE      Vice President and Director          March 22, 1996
Charles R. Werhane

/s/ RICHARD P. CAMPAGNA     Vice President, Treasurer and        March 22, 1996
Richard P. Campagna         Director

/s/ JOSEPH A. WESOLOWSKI    Vice President and Director          March 22, 1996
Joseph A. Wesolowski        (Chief Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             USF&G/LEGG MASON REALTY
                          PARTNERS LIMITED PARTNERSHIP

                      BY: Legg Mason Realty Partners, Inc.
                                 General Partner

                            /S/ RICHARD J. HIMELFARB
                         Richard J. Himelfarb, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Title

SIGNATURE           (POSITION WITHIN LEGG MASON REALTY PARTNERS, INC.)    DATE

/s/ RICHARD J. HIMELFARB    President and Director               March 22, 1996
Richard J. Himelfarb        (Chief Executive Officer)

/s/ AUDREY B. DROSSNER      Vice President, Treasurer and        March 22, 1996
Audrey B. Drossner          Director
                            (Chief Financial and Accounting Officer)

/s/ ROBERT T. KLEINPASTE    Director                             March 22, 1996
Robert T. Kleinpaste

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         ______________________________


                                    Exhibits

                                       To

                                    Form 10K


                         ______________________________


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995         Commission File No. 0-17633


                         ______________________________


                        USF&G/LEGG MASON REALTY PARTNERS
                               LIMITED PARTNERSHIP
                  (Exact name of registrant as specified in its
                      Certificate of Limited Partnership)


                  Maryland                                    75-2228850
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

       100 Light Street, Tenth Floor,
             Baltimore, Maryland                                  21202
  (Address of principal executive offices)                     (Zip Code)

                                Index to Exhibits



Exhibit                                                                  Page
Number                                                                  Number


28.23             Appraisal of Northeast Business Campus
                    at December 1, 1995                                  28.23-1

28.24             Appraisal of St. Andrews at Westwood
                    at December 1, 1995                                  28.24-1

28.25             Appraisal Update of Shadeland Station Shopping Center
                    at December 1, 1995                                  28.25-1