Form 10-Q/A
period 1995-09-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1996-05-09
CIK 832482

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T

                                   Form 10-Q/A

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

Maryland                                           75-2228850
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Light Street
Tenth Floor
Baltimore, Maryland                                         21202
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (410) 625-5500
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

        Yes         X               No     _____
               -----------

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS

(a)  10.48      Promissory  Note for $3.5 million dated August 23, 1995 between the Partnership and USF&G Realty Partners, Inc. relating to the St. Andrews construction repair project.

(b)  10.49      Construction Loan Agreement (executed in connection with Exhibit
                10.48 above) dated August 23, 1995 between the Partnership and USF&G Realty Partners, Inc.

(c)  27         Financial Data Schedule

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





                                           USF&G/LEGG MASON REALTY PARTNERS
                                           LIMITED PARTNERSHIP
                                           (Registrant)


                                           By:    USF&G Realty Partners, Inc.,
                                                  A General Partner





Date:   __________                                    /s/  Joseph A. Wesolowski

                                                         Joseph A. Wesolowski
                   Vice President and Chief Accounting Officer