Form 10-Q
period 1996-03-31
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1996-05-10
CIK 832482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets -- March 31, 1996 and December 31, 1995

        Statements of Operations -- For the three months ended March 31, 1996 and March 31, 1995

        Statements of Cash Flows -- For the three months ended March 31, 1996 and March 31, 1995

        Notes to Financial Statements -- March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        The Partnership did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                                   (Unaudited)
                                                                 March 31, 1996         December 31, 1995

ASSETS
Real Estate Investments:
  Income Producing Properties -- Note B                            $28,406,070            $28,612,932
Cash and Cash Equivalents (including temporary
  investments at March 31, 1996 and December 31,
  1995 of $147,957 and $515,389, respectively) -- Note C             1,066,249                887,555
Restricted Cash Escrow -- Note E                                       150,288                192,402
Accounts Receivable                                                     74,032                 68,776
Other Assets                                                           255,903                259,462
                                                                  ------------           ------------

    Total Assets                                                   $29,952,542            $30,021,127
                                                                    ==========             ==========

LIABILITIES
Mortgages Payable -- Note E                                        $20,579,594            $20,595,531
Accounts Payable and Other Liabilities                               2,070,485              1,406,228
Due to General Partners and Affiliates -- Note D                     2,671,914              1,886,808
Cash Flow Protector Loan -- Note G                                   4,849,734              4,849,734
                                                                  ------------            -----------
                                                                   $30,171,727            $28,738,301

PARTNERS' EQUITY
General Partners                                                      (246,605)              (231,585)
Assignor and Assignee Limited Partners
  1,094,283 Units Issued and Outstanding                                27,420               1,514,411
                                                                       -------             -----------

                                                                      (219,185)              1,282,826
                                                                      --------             -----------
    Total Liabilities and Partners' Equity                         $29,952,542             $30,021,127
                                                                    ==========              ==========






               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 For the Three             For the Three
                                                                 Months Ended              Months Ended
                                                                March 31, 1996            March 31, 1995
                                                                --------------            --------------

REVENUE:
  Rental                                                        $   1,142,296                $1,115,041
  Interest                                                              5,878                    10,808
                                                                     --------               -----------

    Total Revenue                                                   1,148,174                 1,125,849

EXPENSES:
  Property Operating                                                  511,207                   451,028
  St. Andrews Repair and Legal Costs, Net of
    Recoveries - Note J                                             1,259,109                    98,410
  General and Administrative                                           33,281                    36,897
  Interest                                                            540,721                   534,884
  Depreciation and Amortization                                       305,867                   302,400
                                                                  -----------                ----------
    Total Expenses                                                  2,650,185                 1,423,619
                                                                   ----------                 ---------

        NET LOSS                                                $  (1,502,011)               $ (297,770)
                                                                   ==========                 =========

Net Loss Allocated to:
  General Partners                                              $     (15,020)               $   (2,978)
  Assignor and Assignee Limited Partners                           (1,486,991)                 (294,792)
                                                                   ----------                  --------
                                                                $  (1,502,011)               $ (297,770)
                                                                    =========                 =========

Net Loss per Unit -- Note A                                     $       (1.36)               $     (.27)
                                                               ==============             =============

Cash Distributions per Unit -- Notes A and F                    $           0                $        0             $              0
                                                             ================          ================

Weighted Average Number of Units                                    1,094,283                 1,094,283
                                                                   ==========                 =========





               See accompanying notes to the financial statements.

              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the Three             For the Three
                                                                  Months Ended              Months Ended
                                                                 March 31, 1996            March 31, 1995
                                                                 --------------            --------------

OPERATING ACTIVITIES
  Net Loss                                                         $(1,502,011)                $(297,770)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                        305,867                   302,400
  Change in net assets and liabilities related to
    operating activities:
    Decrease in restricted cash escrow                                  42,114                    42,781
    Increase in due to general partners and affiliates                  85,106                    77,596
    Increase (decrease) in accounts payable and other
      liabilities                                                      664,257                    (2,254)
    (Increase) decrease in accounts receivable                          (5,256)                   31,441
    Increase in other assets                                           (21,072)                   (5,764)
                                                                       -------                    ------

Net Cash (Used in) Provided by Operating Activities                   (430,995)                  148,430
                                                                      --------                 ---------

INVESTING ACTIVITIES
  Investment in income producing properties                            (74,374)                  (29,009)
                                                                       -------                   -------

Net Cash Used in Investing Activities                                  (74,374)                  (29,009)
                                                                       -------                   -------

FINANCING ACTIVITIES
  Mortgage principal payments                                          (15,937)                  (14,516)
  St. Andrews Construction Loan Advances                               700,000                         0
                                                                    ----------                ----------


Net Cash Provided by (Used in) Financing Activities                    684,063                   (14,516)
                                                                    ----------                   -------

Increase in Cash and Cash Equivalents                                  178,694                   104,905
Cash and Cash Equivalents, Beginning of Period                         887,555                   623,032
                                                                    ----------                 ---------

Cash and Cash Equivalents, End of Period                           $ 1,066,249                 $ 727,937
                                                                    ==========                  ========



               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addressed the accounting for long-lived assets that are to be disposed of.

The Partnership adopted the standard in the first quarter of 1996. The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. The Partnership's prior practice has been to reduce the carrying value for impairments to specific investments where impairment is deemed other than temporary. At March 31, 1996, none of the Partnership's long-lived assets was determined to be impaired under the provision of SFAS No. 121.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)


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

Reclassifications

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                                                 March 31, 1996          December 31, 1995
                                                                 --------------          -----------------

Buildings and improvements                                         $29,193,356             $29,118,982
Land                                                                 5,444,913               5,444,913
                                                                   -----------             -----------
                                                                    34,638,269              34,563,895
Less:  Accumulated depreciation                                     (6,232,199)             (5,950,963)
                                                                    ----------              ----------
                                                                   $28,406,070             $28,612,932
                                                                    ==========              ==========

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)


NOTE D - Related Party Transactions

The following is a summary of interest, compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                                                                        For the Three Months Ended
                                                          March 31, 1996                  March 31, 1995
                                                          --------------                  --------------

Charged to expenses:
  Interest Expense                                           $83,439                         $76,178
  Operating Expense                                           21,026                          23,146


Due to General Partners and affiliates consists of the following as of the dates indicated:

                                                                March 31, 1996            December 31, 1995
                                                                --------------            -----------------

Asset Management Fees                                               $  423,990                  $  423,990
Accrued Interest on the Cash Flow Protector Loan                     1,305,801                   1,233,255
General Partner Loans                                                  200,000                     200,000
Accrued Interest on General Partner Loans                               23,671                      19,503
St. Andrews Construction Loan                                          700,000                           0
Accrued Interest on St. Andrews Construction Loan                        5,250                           0
Operating Expenses                                                      13,202                      10,060
                                                                        ------                      ------
                                                                    $2,671,914                  $1,886,808
                                                                     =========                   =========

In connection with the loan modification at NEBC executed in the fourth quarter of 1994 discussed in Note E, the General Partners, USF&G Realty Partners, Inc. and Legg Mason Realty Partners, Inc., provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners are in the form of loans from each General Partner which accrue interest at the prime rate and mature on August 15, 1999. The Partnership's obligation to make interest and principal payments under the loans is limited to the extent of available NEBC reserves and escrows and sale or refinancing proceeds (as defined in the Partnership Agreement) attributable to the NEBC property.

See Note J - St. Andrews Repair and Legal Costs for a discussion of the St. Andrews construction loan from USF&G Realty Partners, Inc.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:

                                                                    March 31, 1996        December 31, 1995

Mortgage loan, secured by Northeast Business Campus,
  due August 15, 1999, interest at 8.00%                             $ 7,975,000            $ 7,975,000

Mortgage loan, secured by St. Andrews at Westwood,
  due September 1, 1997, interest at 9.65%                             8,500,000              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
  Center, due January 1, 1997, interest at 9.375%                      4,104,594              4,120,531
                                                                       ---------              ---------
                                                                     $20,579,594            $20,595,531
                                                                      ==========             ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $457,282 and $458,706 was incurred on these mortgages for the three months ended March 31, 1996, and 1995, respectively. Interest payments of $461,138 and $462,438 were made for the three months ended March 31, 1996, and 1995, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At March 31, 1996, the lender held a total of $150,288 of restricted cash escrow which included $91,023 in reserves and $59,265 in tax and insurance escrows. Future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. See Note D - Related Party Transactions and Note I - Commitments and Contingencies.

NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of March 31, 1996, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. There have been no cash distributions made since November 12, 1993.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)


NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of March 31, 1996, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,305,801 as of March 31, 1996 is subordinate to the return of Unitholder capital contributions.

NOTE H - Right of Presentment

The Right of Presentment procedures as set forth in the Partnership Agreement were amended during 1995. This Program now provides that if in a year Units are presented in excess of the amount required to be purchased by USF&G Realty Partners, Inc. then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 10% of the outstanding Units owned by persons other than the General Partners and their affiliates.

The USF&G General Partner will repurchase the Units presented under the 1996 Right of Presentment at the 1996 Right of Presentment purchase price of $4.39 per Unit. If more than 13,886 Units are presented for purchase, 13,886 Units will be purchased by the USF&G General Partner on a pro rata basis from the Unitholders that present. The other General Partner may elect to purchase all or a portion of the excess Units presented up to 47,038 additional units. Units will be purchased by June 28, 1996. Certificates of Assignee Units of Limited Partnership Interests will be issued representing those Units tendered but not purchased. The purchasing General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions, and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. For the administrative convenience of the Partnership and Unitholders, the General Partners have modified the procedures for exercising the Right of Presentment from those outlined in the Prospectus and Partnership Agreement. Presentment will be based upon acceptance of the announced per Unit purchase price. There is no longer a withdrawal period. Unitholders must present their Units for purchase by June 7, 1996.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)


NOTE I - Commitments and Contingencies

In order to obtain the NEBC loan modification during 1994 discussed in Note E, the Partnership agreed to permit the NEBC mortgage lender to participate in the NEBC sales proceeds above the outstanding debt and closing costs. Upon sale of NEBC, the lender will be entitled to receive 60% of the first $1,500,000, 40% of the next $500,000 and 10% thereafter of the remaining proceeds limited to an amount which would cause the lender's rate of return to equal ten percent (10%) over the term of the restated note.

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $2.9 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and are expected to be completed late in the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $2.9 million base contract. Additional modifications to repair damaged drywall were made during 1996 which increased the total construction contract modifications by $130,000 to $747,600.

The Partnership has incurred significant costs to date, including construction and engineering expenses, in connection with assessing and repairing the construction problems and pursuing legal remedies. The Partnership has recovered $627,500 to date in settlements from responsible parties, including $565,000 during 1995 and $62,500 during 1994. Settlement payments received are used to offset construction costs incurred. During the first quarter of 1996, the Partnership incurred approximately $1,698,000 and $62,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by insurance recoveries received during the year. The Partnership incurred approximately $24,000 and $75,000 of St. Andrews repair and legal costs, respectively, during the first quarter of 1995 which were not offset by settlements or recoveries until the second and third quarters of 1995.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its term, the loan will mature September 1, 1997 and pay interest monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sale or refinancing proceeds. As of March 31, 1996, advances of $700,000 had been made. Interest expense of $6,725 was incurred and interest payments totalling $1,475 were made on this loan for the three months ended March 31, 1996. An additional $990,000 was advanced on the loan through May 7, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On June 28, 1988, the Partnership's Registration Statement registering 1,400,000 Units at an offering price of $25 per Unit was declared effective by the Securities and Exchange Commission. As of December 31, 1989, at the termination of the offering, 1,094,283 Units had been sold for aggregate gross proceeds of $27,357,075.

After deducting rebates to Unitholders of $835,001 and offering and organizational costs and selling commissions totalling $2,174,276, approximately $24,348,000 was available for investment in income producing properties. Substantially all of the proceeds available for investment were invested in four income producing properties meeting the investment criteria of the Partnership. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties") and the Partnership owns a fifty percent general partnership interest in the Greenbrier Towers General Partnership (the "Greenbrier Joint Venture"). The Greenbrier Joint Venture's sole property, Greenbrier Towers, was purchased by the lender at foreclosure on April 26, 1995. As a result, the Joint Venture Partners determined to liquidate the Greenbrier Towers General Partnership as of December 31, 1995. The Joint Venture was in the process of liquidation as of March 31, 1996.

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at March 31, 1996 increased $178,694 from December 31, 1995. The increase was primarily due to cash flow from operations at Shadeland and the St. Andrews insurance recovery offset in part by the St. Andrews repair and legal costs paid. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs at Shadeland and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid.

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

During the second quarter of 1995, the Partnership entered into a $2.9 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and are expected to be completed late in the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $2.9 million base contract. Additional modifications to repair damaged drywall were made during 1996 which increased the total construction contract modifications by $130,000 to $747,600. The Partnership has incurred significant costs to date, including construction and engineering expenses, in connection with assessing and repairing the construction problems and pursuing legal remedies. To date, the Partnership has paid approximately $2.1 million under the construction contract and expects to pay an additional $1.6 million to complete the repairs.

During the first quarter of 1996, the Partnership incurred approximately $1,698,000 and $62,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by an insurance recovery received during the year. The Partnership incurred approximately $24,000 and $75,000 of St. Andrews repair and legal costs, respectively, during the first quarter of 1995 which were not offset by settlements or recoveries until the second and third quarters of 1995. The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sale or refinancing proceeds. As of March 31, 1996, advances of $700,000 had been made. An additional $990,000 was advanced on the loan through May 7, 1996.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages. While the Partnership intends to assert its claims vigorously, there can be no assurance that it will recover its damages in full. The Partnership has negotiated settlements of $627,500 through March 31, 1996. During the second quarter of 1995, the Partnership received $465,000 from the architect and $100,000 during the third quarter of 1995 from United States Fidelity and Guaranty Company, the insurer of the painting and reconstruction contractor. The settlement with United States Fidelity and Guaranty Company, an affiliate of the USF&G General Partner, was negotiated at arms length between counsel for the Partnership and the claims representative. The remaining $62,500 settlement payment was received in 1994 and used to offset certain construction costs incurred during 1994. The Partnership continues to assert claims in the litigation against the remaining responsible parties.

The Partnership anticipates that the repairs at St. Andrews may result in lower occupancy and/or rental rates during the period that repairs are being made. A reduction in occupancy or rental rates would result in lower cash flow from operations at St. Andrews. At March 31, 1996, occupancy at St. Andrews was 92%. The apartment market in the area continues to be very strong and occupancies of main competitors range from 92% to 98%. A new apartment community, The Mission Club, is under development within one mile of the St. Andrews complex. This 352-unit luxury complex opened its first building in December 1995 and is expected to be completed in June 1996. The Partnership will closely monitor its impact on occupancy and rental rates.

Occupancy at Shadeland remains stable as of March 31, 1996 at 86% since most tenants are renewing their leases upon expiration. During October 1995, Ace Hardware vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. There are currently two parties showing interest in this newly vacant space. In addition, a small strip center has opened across the street anchored by a Walgreen drugstore, an Osco competitor. That center is now fully occupied. The Shadeland mortgage matures on January 1, 1997. The Partnership intends to refinance the mortgage loan prior to that date.

The Partnership continued discussions with Marsh Supermarkets and Osco Drugstores regarding the expansion desires of Marsh into the Osco space. Previously, Osco was presented with a relocation plan which involved the vacant Ace Hardware space in order to provide space for Marsh. However, given Osco's unwillingness to relocate, Marsh has been focusing on partial expansion which would include expanding into the parking lot as well as towards the road to the north of the shopping center. This would increase Marsh's space by approximately 14,000 square feet. In addition, Osco may expand into the parking lot and increase its space by approximately 3,000 square feet. The expansion of the two spaces will increase the aggregate rentable square feet of the shopping center to approximately 122,000 square feet. The Partnership is optimistic that the Marsh and Osco plans will be finalized during the second or third quarter of 1996. However, to date, there has been no formal documentation of such plans.

F.C. Tucker Company, Inc. was chosen to replace Duke Realty Investments, Inc. as the property manager at Shadeland on April 1, 1996. Key factors considered in selecting the new property management company were aggressive leasing activities, strong financial reporting capabilities and marketing support offered by that firm.

Results of Operations
                                                                 Net Income (Loss)         Net Income (Loss)
                                                                   for the Three             for the Three
                                                                   Months Ended              Months Ended
                                                                  March 31, 1996            March 31, 1995
                                                                  --------------            --------------

NEBC                                                                $   (46,294)                $ (62,706)
St. Andrews                                                            (109,693)                  (74,810)
St. Andrews Repair and Legal Costs, Net                              (1,259,109)                  (98,410)
Shadeland                                                                26,204                    45,218
                                                                    ------------                ---------

                                                                     (1,388,892)                 (190,708)

Partnership Expense                                                    (113,119)                 (107,062)
                                                                       --------                  --------
                                                                    $(1,502,011)                $(297,770)
                                                                     ==========                  ========

              Three Months Ended March 31, 1996 ("Current Period")
               as compared to March 31, 1995 ("Comparable Period")

The Partnership incurred a net loss of $1,502,011 for the three months ended March 31, 1996 ("current period"). Rental revenue increased $27,255 to $1,142,296 for the current period as compared to $1,115,041 for the three month period ended March 31, 1995 ("the comparable period"). The increased rental revenue was due to increased occupancy at NEBC. Property operating expenses increased $60,179 to $511,207 for the current period from $451,028 for the comparable period. The increased operating expenses were due to higher snow removal costs at Shadeland and increases in various operating expenses at St. Andrews. The net St. Andrews repair and legal costs increased significantly for the current period due to the completion of a large portion of the construction repairs as compared to the comparable period which consisted primarily of legal costs.

Rental revenue at NEBC increased $30,986 to $419,593 for the current period as compared to $388,607 for the comparable period due to increased occupancy. The occupancy at NEBC increased to 91% as of March 31, 1996 as compared to 81% as of March 31, 1995. The occupancy for NEBC's office and service center space at March 31, 1996 was 87% and 100% respectively, as compared to 77% and 90% respectively, at March 31, 1995. The increased occupancy was due primarily to the 14,589 square foot Electronic Data Systems lease in Building 5 executed during the third quarter of 1995. The average rental rate at March 31, 1996 decreased to $8.71 per square foot for office space and $6.83 per square foot for service center space as compared to $8.99 and $7.51, respectively, at March 31, 1995. The decline in average rental rates is due to new tenant leases at lower rental rates.

Operating expenses at NEBC increased $7,626 to $193,619 for the current period as compared to $185,993 for the comparable period. The increase was primarily due to increased utilities and cleaning offset in part by lower grounds and landscaping costs and bad debt expense. Utilities and cleaning are up due to the higher usage and occupancy at Building 5 during 1996. Grounds and landscaping costs are lower due to a cost reduction in the new groundskeeping contract.
Bad debt expense was higher as of March 31, 1995 due to the write-off of tenant charges deemed uncollectible.

Rental revenue at St. Andrews decreased $5,036 to $428,131 for the current period as compared to $433,167 for the comparable period. The decline in rental revenue was due to the slight decline in the average occupancy and rental rates. The average occupancy at St. Andrews was 89% and 90% for the current and comparable periods, respectively. The average monthly rental rate during the current period decreased to $593 per unit as compared to $602 during the comparable period due to increased rental concessions offered during the current period. However, at March 31, 1996, the average rental rate per unit was $600. Operating expenses at St. Andrews increased $26,869 to $221,005 for the current period as compared to $194,136 for the comparable period. The increase in operating expenses is primarily due to an increase in payroll costs, corporate unit expenses, and real estate taxes. Payroll costs are higher due to the addition of a part-time groundskeeper. Corporate unit expenses are higher due to increased corporate unit rentals. Real estate taxes increased due to an increase in the real estate assessment.

The Partnership has incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties. During the first quarter of 1996, the Partnership incurred approximately $1,698,000 and $62,000 of St. Andrews repair and legal costs, respectively, which were offset in part by insurance recoveries received of $500,000. The Partnership incurred approximately $24,000 and $75,000 of St. Andrews repair costs, respectively, during the first quarter of 1995. No insurance recoveries or settlement payments were received during that period.

Rental revenue at Shadeland increased $1,305 to $294,572 for the current period as compared to $293,267 for the comparable period. The increase is primarily due to higher expense reimbursements offset in part by a decline in rental revenue due to decreased occupancy. The average rental rate was $10.55 per square foot at March 31, 1996 and $10.43 at March 31, 1995. Occupancy at Shadeland was 86% for the current period as compared to 96% for the comparable period. The decrease in occupancy is due to Ace Hardware, a Shadeland tenant, vacating its 8,000 square foot space at the end of its lease in the fourth quarter of 1995. Expense reimbursements were higher in the current period due to the collection of reimbursable taxes. Operating expenses at Shadeland increased $25,684 to $96,583 for the current period as compared to $70,899 for the comparable period. The increase is primarily due to higher snow removal costs associated with the severe winter weather.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector, General Partner, and St. Andrews construction loans offset in part by interest earned on temporary investments. The increase of $6,057 to $113,119 for the current period as compared to $107,062 is primarily due to the interest expense related to the St. Andrews construction loan from the USF&G General Partner which was initially funded in February, 1996.

Total general and administrative expenses decreased by $3,617 to $33,280 for the current period as compared to $36,897 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is primarily due to lower administrative costs.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense increased $5,837 to $540,721 for the current period as compared to $534,884 for the comparable period. The increase is due to interest incurred on the St. Andrews construction loan during the first quarter as mentioned above.

Depreciation and amortization expense increased by $3,467 to $305,867 for the current period as compared to $302,400 for the comparable period primarily due to the amortization of leasing commissions and tenant improvement additions at NEBC.

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