Form 10-Q
period 1996-06-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1996-08-12
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

        100 Light Street
        Tenth Floor, TW1001
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


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                      Balance Sheets -- June 30, 1996 and December 31, 1995

                      Statements of Operations -- For the three months ended June 30, 1996 and June 30, 1995 and for the six months ended June 30, 1996 and June 30, 1995

                      Statements of Cash Flows -- For the six months ended June 30, 1996 and June 30, 1995

                      Notes to Financial Statements -- June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Item 2.         Changes in Rights of Company's Security Holders

Item 6.         Exhibits and Reports on Form 8-K

                      The Partnership did not file any reports on Form 8-K during the six months ended June 30, 1996.

SIGNATURES

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS



                                                                  (Unaudited)
                                                                 June 30, 1996           December 31, 1995
                                                                 -------------           -----------------

ASSETS
Real Estate Investments:
   Income Producing Properties -- Note B                          $28,152,567               $28,612,932
Cash and Cash Equivalents (including temporary
   investments at June 30, 1996 and December 31, 1995
   of $181,422 and $515,389, respectively) -- Note C                  999,902                   887,555
Restricted Cash Escrow -- Note E                                       41,267                   192,402
Accounts Receivable, net                                               87,813                    68,776
Other Assets                                                          272,733                   259,462
                                                                   ----------                ----------
     Total Assets                                                 $29,554,282               $30,021,127
                                                                   ==========                ==========

LIABILITIES
Mortgages Payable -- Note E                                       $20,563,280               $20,595,531
Accounts Payable and Other Liabilities                              1,737,964                 1,406,228
St. Andrews Construction Loan - Note J                              2,210,000                         0
Due to General Partners and Affiliates -- Note D                    2,060,403                 1,886,808
Cash Flow Protector Loan -- Note G                                  4,849,734                 4,849,734
                                                                   ----------                ----------
                                                                  $31,421,381               $28,738,301

PARTNERS' (DEFICIT) EQUITY
General Partners                                                     (263,084)                 (231,585)
Assignor and Assignee Limited Partners
   1,094,283 Units Issued and Outstanding                          (1,604,015)                1,514,411
                                                                   ----------                ----------
                                                                   (1,867,099)                1,282,826
                                                                   ----------                ----------
     Total Liabilities and Partners' (Deficit) Equity             $29,554,282               $30,021,127
                                                                   ==========                ==========




                            See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three     For the Three    For the Six       For the Six
                                                  Months Ended      Months Ended    Months Ended      Months Ended
                                                  June 30, 1996     June 30, 1995   June 30, 1996     June 30, 1995
                                                  -------------     -------------   -------------     -------------

REVENUE:
  Rental                                           $ 1,180,555       $1,166,260     $ 2,322,851        $2,281,301
  Interest                                               5,794           11,452          11,672            22,260
                                                    ----------        ---------      ----------         ---------
      Total Revenue                                $ 1,186,349       $1,177,712     $ 2,334,523        $2,303,561

EXPENSES:
  Property Operating - Note D                          495,266          446,948       1,006,473           897,977
  St. Andrews Repair and Legal Costs,
     Net of Recoveries - Note J                      1,425,838           66,040       2,684,947           164,449
  General and Administrative                            34,049           35,456          67,330            72,353
  Interest - Notes D and E                             568,791          535,407       1,109,512         1,070,291
  Depreciation and Amortization                        310,319          298,601         616,186           601,001
                                                    ----------        ---------      ----------        ----------
          Total Expenses                             2,834,263        1,382,452       5,484,448         2,806,071
                                                    ----------        ---------      ----------        ----------

          NET LOSS                                 $(1,647,914)     $  (204,740)    $(3,149,925)       $ (502,510)
                                                    ==========       ==========      ==========        ==========

Net Loss Allocated to:
  General Partners                                 $   (16,479)     $    (2,047)    $   (31,499)       $   (5,025)
  Assignor and Assignee Limited Partners            (1,631,435)        (202,693)     (3,118,426)         (497,485)
                                                    ----------        ---------      ----------         ---------
                                                   $(1,647,914)     $  (204,740)    $(3,149,925)       $ (502,510)
                                                    ==========       ==========      ==========         =========

Net Loss per Unit -- Note A                        $     (1.49)     $      (.18)    $     (2.85)       $     (.45)
                                                    ==========       ==========      ==========         =========

Cash Distributions per Unit -- Note A              $         0      $         0     $         0        $        0
                                                    ==========       ==========      ==========         =========

Weighted Average Number of Units                     1,094,283        1,094,283       1,094,283         1,094,283
                                                    ==========       ==========      ==========         =========





               See accompanying notes to the financial statements.


              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    For the Six               For the Six
                                                                   Months Ended              Months Ended
                                                                   June 30, 1996             June 30, 1995
                                                                   -------------             -------------

Operating Activities
  Net Loss                                                          $(3,149,925)              $ (502,510)
  Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
  Depreciation and amortization                                         616,186                  601,001
  Change in net assets and liabilities related to operating
     activities:
     Decrease in restricted cash escrow                                 151,135                   74,101
     Increase in due to general partners and affiliates                 173,595                  153,703
     Increase (decrease) in accounts payable and other
     liabilities                                                        331,736                  (51,943)
     Increase in deferred recoveries                                          0                  398,439
     (Increase) decrease in accounts receivable                         (19,037)                  14,062
     Increase in other assets                                           (63,624)                 (21,085)
                                                                     ----------               ----------

Net Cash (used in) Provided by Operating Activities                  (1,959,934)                 665,768
                                                                     ----------               ----------

Investing Activity
  Investment in income producing properties                            (105,468)                 (83,996)
                                                                     ----------               ----------

Net Cash used in Investing Activities                                  (105,468)                 (83,996)
                                                                     ----------               ----------

Financing Activities
  Mortgage principal payments                                           (32,251)                 (29,376)
  St. Andrews Construction Loan Advances                              2,210,000                        0
                                                                    -----------               ----------

Net Cash Provided by (used in) Financing Activities                   2,177,749                  (29,376)
                                                                    -----------               ----------

Increase in Cash and Cash Equivalents                                   112,347                  552,396

Cash and Cash Equivalents, Beginning of Period                          887,555                  623,032
                                                                    -----------               ----------

Cash and Cash Equivalents, End of Period                           $    999,902               $1,175,428
                                                                    ===========               ==========





                            See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The Partnership adopted the standard in the first quarter of 1996. The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. The Partnership's prior practice has been to reduce the carrying value for impairments to specific investments where impairment is deemed other than temporary. At June 30, 1996, none of the Partnership's long-lived assets was determined to be impaired under the provision of SFAS No. 121.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


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

NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                         June 30, 1996         December 31, 1995
                                         -------------         -----------------

Buildings and improvements                $29,224,450            $29,118,982
Land                                        5,444,913              5,444,913
                                           ----------             ----------
                                           34,669,363             34,563,895
Less:  Accumulated depreciation            (6,516,796)            (5,950,963)
                                           ----------             ----------
                                          $28,152,567            $28,612,932
                                           ==========             ==========

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                                         For the Three Months Ended          For the Six Months Ended
                                       June 30, 1996     June 30, 1995     June 30, 1996    June 30, 1995
                                       ------------      -------------     -------------    -------------

Charged to expenses:
  Interest Expense                        $111,884          $77,047           $195,323         $153,225
  Operating Expenses                        22,904           25,357             43,930           48,503


Due to General Partners and affiliates consists of the following as of the dates indicated:

                                           June 30, 1996       December 31, 1995
                                           -------------       -----------------

General Partner Loans                       $  200,000            $  200,000
Accrued Interest on General Partner Loans       27,796                19,503
Accrued Interest on the St. Andrews
  Construction Loan                             16,315                     0
Operating Expenses                              13,954                10,060
                                            ----------             ---------
                                               258,065               229,563
                                            ----------             ---------

Asset Management Fees                          423,990               423,990
Accrued Interest on the Cash Flow
  Protector Loan                             1,378,348             1,233,255
                                            ----------             ---------
  Amounts Subordinate to the return
  of Unitholder contributions                1,802,338             1,657,245
                                            ----------             ---------
                                            $2,060,403            $1,886,808
                                             =========             =========

In connection with the loan modification at NEBC executed in the fourth quarter of 1994 discussed in Note F, the General Partners provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners are in the form of loans from each General Partner which accrue interest at the prime rate and mature on August 15, 1999. The Partnership's obligation to make interest and principal payments under the loans is limited to the extent of available NEBC reserves and escrows and sale or refinancing proceeds (as defined in the Partnership Agreement) attributable to the NEBC property.

See Note J - St. Andrews Repair and Legal Costs for a discussion of the St. Andrews Construction Loan and Note G for a discussion of the Cash Flow Protector Loan from the USF&G General Partner.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


NOTE D - Related Party Transactions (Continued)

The subordinated amount identified above is subordinate under Section 4.4 of the Partnership Agreement.

NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:

                                          June 30, 1996        December 31, 1995
                                          -------------        -----------------

Mortgage loan, secured by Northeast
  Business Campus, due August 15, 1999,
  interest at 8.00%                        $ 7,975,000            $ 7,975,000

Mortgage loan, secured by St. Andrews
 at Westwood, due September 1, 1997,
 interest at 9.65%                           8,500,000              8,500,000

Mortgage loan, secured by a portion
 of Shadeland Retail Center, due
 January 1, 1997, interest at 9.375%         4,088,280              4,120,531
                                            ----------             ----------
                                           $20,563,280            $20,595,531
                                            ==========             ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $914,189 and $917,066 was incurred on these mortgages for the six months ended June 30, 1996, and 1995, respectively. Interest payments of $921,903 and $924,530 were made for the six months ended June 30, 1996, and 1995, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At June 30, 1996, the lender held $41,267 in reserves and escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. See Note D Related Party Transactions and Note I - Commitment and Contingencies.

NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


NOTE F - Distributions to Partners (Continued)

As of June 30, 1996, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of June 30, 1996, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,378,348 as of June 30, 1996 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

NOTE H - Right of Presentment

The Third Amendment to the Partnership Agreement which modified the Right of Presentment procedures was executed during the second quarter of 1996. This Program now provides that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. This modification was made as a result of the enactment of certain changes to the proposed tax regulations that were pending at the time the Second Amendment to the Partnership Agreement was executed.

On June 30, 1996, the General Partners purchased all of the 84,467 Units presented under the 1996 Right of Presentment Program. The Units were purchased at a price per unit of $4.39 from all Unitholders that presented. The USF&G General Partner purchased 13,886 of the Units. The remaining 70,581 Units were purchased by Legg Mason Realty Partners, Inc.

As of June 30, 1996, the General Partners have repurchased 169,509 Units under the Right of Presentment Program.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1996
                                   (Unaudited)


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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3.0 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and are expected to be completed during the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $3.0 million base contract. Additional modifications to repair damaged drywall and make miscellaneous exterior repairs were made during 1996 which increased the total construction contract modifications by $177,100 to $794,700. The total estimated completed contract cost is approximately $3.8 million.

The Partnership has incurred significant costs to date, including construction and engineering expenses, in connection with assessing and repairing the construction problems and pursuing legal remedies. The Partnership has recovered $672,500 to date in settlements from responsible parties, including $45,000 during the second quarter of 1996, $565,000 during 1995 and $62,500 during 1994. Settlement payments received are used to offset construction costs incurred. During 1996, the Partnership has incurred approximately $3,072,000 and $158,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by an insurance recovery and a $45,000 settlement payment received during the year.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its term, the loan will mature September 1, 1997 and pay interest monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sale or refinancing proceeds. As of June 30, 1996, advances of $2,210,000 had been made. Interest expense of $41,938 was incurred and interest payments totaling $25,622 were made on this loan for the six months ended June 30, 1996 (see Note D). An additional $500,000 was advanced on the loan through August 7, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Because the Partnership desires to take advantage of new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Partnership cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in the Form 10-Q and in any other statement made by the Partnership, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by the Partnership.

General

On June 28, 1988, the Partnership's Registration Statement registering 1,400,000 Units at an offering price of $25 per Unit was declared effective by the Securities and Exchange Commission. As of December 31, 1989, at the termination of the offering, 1,094,283 Units had been sold for aggregate gross proceeds of $27,357,075.

After deducting rebates to Unitholders of $835,001 and offering and organizational costs and selling commissions totaling $2,174,276, approximately $24,348,000 was available for investment in income producing properties. Substantially all of the proceeds available for investment were invested in four income producing properties meeting the investment criteria of the Partnership. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties") and the Partnership owned a fifty percent general partnership interest in the Greenbrier Towers General Partnership (the "Joint Venture"). The Joint Venture's sole property, Greenbrier Towers, was purchased by the lender at foreclosure on April 26, 1995.

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at June 30, 1996 increased $112,347 from December 31, 1995. The increase was primarily due to the additional borrowings under the St. Andrews construction loan as well as St. Andrews settlements and insurance recoveries received during the year. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid.

The Partnership's ability to compete in each market is adversely affected by the declining level of cash provided by operations since the level of tenant improvement is limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

During the second quarter of 1995, the Partnership entered into a $3.0 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and are expected to be completed late in the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $3.0 million base contract. Additional modifications to repair damaged drywall and make miscellaneous exterior repairs were made during 1996 which increased the total construction contract modifications by $177,100 to $794,700. The Partnership has incurred significant costs to date, including construction and engineering expenses, in connection with assessing and repairing the construction problems and pursuing legal remedies. As of June 30, 1996, the Partnership had paid approximately $3.0 million under the construction contract and expects to pay approximately $780,000 more to complete the repairs.

During the first six months of 1996, the Partnership incurred approximately $3,072,000 and $158,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by an insurance recovery and a $45,000 settlement payment received during the year. The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sale of refinancing proceeds. As of June 30, 1996, advances of $2,210,000 had been made. An additional $500,000 was advanced on the loan through August 7, 1996.
The Partnership anticipates borrowing up to $3,000,000 under the construction loan to complete the repairs.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages. While the Partnership intends to assert its claims vigorously, there can be no assurance that it will recover its damages in full. The Partnership has negotiated settlements of $672,500 through June 30, 1996, including $45,000 from the insurer of the painting consultant during the second quarter of 1996. During the second quarter of 1995, the Partnership received $465,000 from the architect and $100,000 during the third quarter of 1995 from United States Fidelity and Guaranty Company, the insurer of the painting and reconstruction contractor. The settlement with United States Fidelity and Guaranty Company, an affiliate of the USF&G General Partner, was negotiated at arms length between counsel for the Partnership and the claims representative. The remaining $62,500 settlement payment was received in 1994 and used to offset certain construction costs incurred during 1994. The Partnership continues to assert claims in the litigation against the remaining responsible parties.

At June 30, 1996, occupancy at St. Andrews was 98%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 93% to 99%. A new apartment community, The Mission Club, was completed during the second quarter of 1996. This 352-unit luxury complex is located within one mile of the St. Andrews complex. The Partnership will closely monitor its impact on occupancy and rental rates.

Occupancy at Shadeland increased slightly as of June 30, 1996 to 89% from 86% at March 31, 1996 due to the addition of two new tenants occupying approximately 3,000 square feet during the second quarter. During October 1995, Ace Hardware vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. There are currently two parties showing interest in this vacant space. The Shadeland mortgage matures on January 1, 1997. The Partnership intends to refinance the mortgage loan prior to that date and solicited and received various mortgage refinancing proposals during the second quarter of 1996. The proposals offered interest rates that were lower than the current mortgage rate based on treasury rates at the time of proposal. However, there can be no assurance that the actual refinancing rate will be lower than the current rate. The Partnership is considering borrowing an amount greater that the current mortgage to meet potential tenant and capital improvement and expansion needs at Shadeland. Alternatively, the Partnership may use the additional refinancing proceeds to reduce the St. Andrews construction loan.

The Partnership continued discussions with Marsh Supermarkets and Osco Drugstores regarding Marsh's expansion desires. Osco has decided to stay in their current space next to Marsh rather than relocating within Shadeland. Consequently, Marsh's current expansion plans include expanding into the parking lot as well as towards the road to the north of the shopping center. This would increase Marsh's space by approximately 14,000 square feet. In addition, Osco may expand into the parking lot and increase its space by approximately 3,000 square feet. The expansion alternatives include a potential increase in the net rentable square feet of the shopping center by 17,000 square feet to approximately 122,000 square feet. The Partnership is optimistic that the expansion plans will be finalized during 1996. However, to date, there has been no formal commitments regarding such plans.

Results of Operations
                                      Net Income (Loss)       Net Income (Loss)
                                     for the Six Months      for the Six Months
                                     Ended June 30, 1996     Ended June 30, 1995
                                     -------------------     -------------------

NEBC                                     $   (50,044)              $(109,338)
St. Andrews                                 (178,943)               (164,230)
St. Andrews Repair and Legal Costs, Net   (2,684,947)               (164,449)
Shadeland                                     18,971                 148,507
                                          ----------                --------
                                          (2,894,963)               (289,510)

Partnership Expense                         (254,962)               (213,000)
                                          ----------                --------
                                         $(3,149,925)              $(502,510)
                                          ==========                ========

                Six Months Ended June 30, 1996 ("Current Period")
               as compared to June 30, 1995 ("Comparable Period")

The Partnership incurred a net loss of $(3,149,925) for the six months ended June 30, 1996 ("current period"). Rental revenue for the current period was $2,322,851 as compared to $2,281,301 for the six month period ended June 30, 1995 ("the comparable period"). The increase in rental revenue of $41,550 was due to higher occupancy at NEBC and St. Andrews, offset in part by increased vacancy at Shadeland. Property operating expenses increased $108,496 to $1,006,473 for the current period from $897,977 for the comparable period. The increase is the result of increased operating expenses at St. Andrews and Shadeland, offset in part by decreased operating expenses at NEBC.

Rental revenue at NEBC increased $75,629 to $853,723 for the current period as compared to $778,094 for the comparable period due to increased occupancy. The occupancy at NEBC increased to 90% as of June 30, 1996 as compared to 80% as of June 30, 1995. The occupancy for office and service center space at June 30, 1996 was 86% and 100% respectively, as compared to 77% and 87% respectively, at June 30, 1995. The increased office occupancy was due primarily to the 14,589 square foot Electronic Data Systems Corporation ("EDS") lease in Building 5 executed during the third quarter of 1995. The average rental rate at June 30, 1996 decreased to $8.64 per square foot for office space as compared to $9.00 at June 30, 1995. The average rental rate for service center space remained unchanged at $6.84 per square foot. The decline in the office space average rental rate is primarily due to the lower EDS rental rate. The EDS rate is lower due to the large amount of space leased and the low level of tenant finish provided by the Partnership. This lease also provided for larger levels of expense reimbursements per square foot to offset the increased operating expenses.

Operating expenses at NEBC decreased $8,916 to $355,861 for the current period as compared to $364,777 for the comparable period. The decrease was primarily due to lower real estate tax expense offset in part by increased cleaning and utilities and real estate tax consulting expenses. Cleaning and utilities are up due to the higher occupancy at Building 5 during 1996. The real estate taxes are lower and real estate tax consulting expense was higher in the current period as a result of a successful tax appeal.

Rental revenue at St. Andrews increased $25,132 to $893,915 for the current period as compared to $868,783 for the comparable period. The increase in rental revenue was due to increased occupancy. The occupancy at St. Andrews increased to 98% at June 30, 1996 as compared to 91% at June 30, 1995. The average monthly non-corporate rental rate during the current period increased to $606 per unit as compared to $601 during the comparable period due to increased market rental rates. The number of corporate units increased from two at June 30, 1995 to twenty eight at June 30, 1996. The base rental rates of the additional corporate unit leases do not include a corporate unit premium due to the lease term, which is longer than the typical corporate lease. These leases do include an additional rental fee for the furnished units.

Operating expenses at St. Andrews, excluding the repair and legal costs discussed below, increased $34,313 to $438,503 for the current period as compared to $404,190 for the comparable period. The increase is due to increased payroll costs, corporate unit expenses and on-site third-party property management fees partially offset by lower real estate taxes. Payroll costs are higher due to the use of a full-time groundskeeper during the current period as compared to a part-time groundskeeper during the comparable period and the implementation of a quarterly bonus program for the on-site third-party property management personnel during the current period. Corporate unit expenses are higher due to increased corporate unit rentals. On-site property management fees are higher due to the payment of the 1995 incentive fee during the current period. Real Estate taxes are lower due to the tax refund received as a result of a successful tax appeal. In addition, operating expenses in general were up due to the increased occupancy.

The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses. During the current period, the Partnership has incurred approximately $3,072,000 and $158,000 of St. Andrews repair and legal costs, respectively. The Partnership has negotiated and received settlements from several of the responsible parties including $45,000 during the current period and $465,000 during the comparable period. All of the amounts received during the current period were used to offset repair costs incurred during that period. A $500,000 insurance recovery was also received during the first quarter of 1996 and used to offset repair costs incurred during 1996. Approximately $66,000 of the settlement received during the comparable period was used to offset repair costs incurred during that period. The remaining settlement proceeds of approximately $399,000 were deferred and included in liabilities as deferred recoveries to offset future construction costs at June 30, 1995.

Rental revenue at Shadeland decreased $59,211 to $575,213 for the current period as compared to $634,424 for the comparable period. The decrease is primarily due to decreased occupancy and a lower level of expense reimbursements. Occupancy at Shadeland declined to 89% as of June 30, 1996 as compared to 96% at June 30, 1995. The decrease in occupancy is due to Ace Hardware, a Shadeland tenant, vacating its 8,000 square foot space at the end of its lease in the fourth quarter of 1995. The average rental rate increased to $10.68 per square foot at June 30, 1996 as compared to $10.26 per square foot at June 30, 1995. The increase was due to the Ace Hardware vacancy since their rental rate was lower than the June 30, 1995 average rental rate. Expense reimbursements declined due to the Ace Hardware vacancy and a lower level of reimbursable expenses. Operating expenses at Shadeland increased $83,099 to $212,109 for the current period as compared to $129,010 for the comparable period. The increase is due to higher snow removal costs associated with the severe winter weather and higher real estate taxes. The increased real estate taxes were due to a tax assessment in excess of the amount anticipated and previously accrued in the current tax year.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector, General Partner, and St. Andrews construction loans offset by interest earned on temporary investments. The increase of $41,962 to $254,962 for the current period as compared to $213,000 for the comparable period is primarily due to the interest expense related to the St. Andrews construction loan from the USF&G General Partner which was initially drawn upon in February 1996.

Total general and administrative expenses decreased by $5,023 to $67,330 for the current period as compared to $72,353 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is due to lower administrative costs.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector and St. Andrews construction loans from the USF&G General Partner and the General Partner loans. Interest expense increased $39,221 to $1,109,512 for the current period as compared to $1,070,291 for the comparable period. The increase is due to interest incurred on the St. Andrews construction loan as mentioned above.

Depreciation and amortization expense increased by $15,185 to $616,186 for the current period as compared to $601,001 for the comparable period primarily due to the amortization of leasing commissions and tenant improvements at NEBC.

Results of Operations
                                                Net Income          Net Income
                                              (Loss) for the      (Loss) for the
                                               Three Months        Three Months
                                                   Ended               Ended
                                               June 30, 1996       June 30, 1995
                                               -------------       -------------

NEBC                                           $    (3,750)         $  (46,632)
St. Andrews                                        (69,250)            (89,419)
St. Andrews Repair and Legal Costs, Net         (1,425,838)            (66,040)
Shadeland                                           (7,233)            103,289
                                                ----------           ---------

                                                (1,506,071)            (98,802)

Partnership Expense                               (141,843)           (105,938)
                                                ----------          ----------
                                               $(1,647,914)          $(204,740)
                                                ==========            ========

               Three Months Ended June 30, 1996 ("Current Period") as compared to June 30, 1995 ("Comparable Period")

The Partnership incurred a net loss of $(1,647,914) for the three months ended June 30, 1996 ("current period"). Rental revenue for the current period was $1,180,555 as compared to $1,166,260 for the three month period ended June 30, 1995 ("the comparable period"). The increase of $14,295 was primarily due to higher occupancy at NEBC and St. Andrews offset partly by reduced occupancy at Shadeland. Property operating expenses increased $48,318 to $495,266 for the current period from $446,948 for the comparable period. The increase is primarily due to the increased operating expenses at Shadeland.

Rental revenue at NEBC increased $44,643 to $434,130 for the current period as compared to $389,487 for the comparable period due to increased occupancy. The occupancy at NEBC increased to 90% as of June 30, 1996 as compared to 80% as of June 30, 1995. The occupancy for office and service center space at June 30, 1996 was 86% and 100% respectively, as compared to 77% and 87% respectively, at June 30, 1995. The increased office occupancy was due primarily to the 14,589 square foot EDS lease in Building 5 executed during the third quarter of 1995. The average rental rate at June 30, 1996 decreased to $8.64 per square foot for office space as compared to $9.00 at June 30, 1995. The average rental rate for service center space remains unchanged at $6.84 per square foot. The decline in the office space average rental rate is primarily due to the lower EDS rental rate. The EDS rate is lower due to the large amount of space leased and the low level of tenant finish provided by the Partnership. This lease also provided for larger levels of expense reimbursements per square foot to offset the increased operating expenses.

Operating expenses at NEBC decreased $16,542 to $162,242 for the current period as compared to $178,784 for the comparable period. The decrease was primarily due to lower real estate taxes offset in part by increased cleaning and grounds and landscaping. Cleaning and grounds and landscaping are up due to the higher occupancy at Building 5. The real estate taxes are lower in the current period since this period included a refund received as a result of the successful tax appeal.

Rental revenue at St. Andrews increased $30,169 to $465,784 for the current period as compared to $435,615 for the comparable period. The increase in rental revenue was due to increased occupancy. The occupancy at St. Andrews increased to 98% at June 30, 1996 as compared to 91% at June 30, 1995. The average monthly rental rate during the current period increased to $606 per unit as compared to $601 during the comparable period due to increased market rental rates. The number of corporate units increased from two at June 30, 1995 to twenty eight at June 30, 1996. The base rental rates of the additional corporate unit leases do not include a corporate unit premium due to the lease term, which is longer than the typical corporate lease. These leases do include an additional rental fee for the furnished units.

Operating expenses at St. Andrews increased $7,445 to $217,498 for the current period as compared to $210,053 for the comparable period. The increase is due to increased payroll costs, corporate unit expenses and on-site third-party property management fees partially offset by lower real estate taxes. Payroll costs are higher due to the use of a full-time groundskeeper during the current period as compared to a part-time groundskeeper during the comparable period and the implementation of a quarterly bonus program for the on-site property management personnel during the current period. Corporate unit expenses are higher due to increased corporate unit rentals. On-site third-party property management fees are higher due to the payment of the 1995 incentive fee during the current period. Real estate taxes are lower due to the tax refund received as a result of a successful tax appeal. In addition, operating expenses in general were up due to the increased occupancy.

The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses. During the current period, the Partnership has incurred approximately $1,374,000 and $96,000 repairs and legal costs, respectively at St. Andrews. The Partnership has negotiated and received settlements from several of the responsible parties including $45,000 during the current period and $465,000 during the comparable period. All of the amounts received during the current period were used to offset repair costs incurred during the current period. Approximately $66,000 of the settlement received during the comparable period was used to offset repair costs incurred during that period. The remaining settlement proceeds of approximately $399,000 were deferred and included in liabilities as deferred recoveries to offset future construction costs at June 30, 1995.

Rental revenue at Shadeland decreased $60,517 to $280,641 for the current period as compared to $341,158 for the comparable period. The decrease is primarily due to decreased occupancy and a lower level of expense reimbursements. Occupancy at Shadeland declined to 89% as of June 30, 1996 as compared to 96% at June 30, 1995. The decrease in occupancy is due to Ace Hardware, a Shadeland tenant, vacating its 8,000 square foot space at the end of its lease in the fourth quarter of 1995. The average rental rate increased to $10.68 per square foot at June 30, 1996 as compared to $10.26 per square foot at June 30, 1995. The increase was due to the Ace Hardware vacancy since their rental rate was lower than the June 30, 1995 average rental rate. Expense reimbursements declined due to the Ace Hardware vacancy and a lower level of reimbursable expenses. Operating expenses at Shadeland increased $57,415 to $115,526 for the current period as compared to $58,111 for the comparable period due primarily to higher real estate taxes. The increased real estate taxes were due to an assessment in excess of the amount anticipated and previously accrued in the current tax year.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector, General Partner, and St. Andrews construction loans offset by interest earned on temporary investments. The increase of $35,905 to $141,843 for the current period as compared to $105,938 is primarily due to the interest expense related to the St. Andrews construction loan from the USF&G General Partner which was initially drawn upon in February 1996.

Total general and administrative expenses decreased by $1,407 to $34,049 for the current period as compared to $35,456 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is primarily due to lower administrative costs.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector and St. Andrews construction loans from the USF&G General Partner and the General Partner loans. Interest expense increased $33,384 to $568,791 for the current period as compared to $535,407 for the comparable period. The increase is due to interest incurred on the St. Andrews construction loan as mentioned above.

Depreciation and amortization expense increased by $11,718 to $310,319 for the current period as compared to $298,601 for the comparable period primarily due to the amortization of leasing commissions and tenant improvement additions at NEBC.

PART II.        OTHER INFORMATION

Item 2.         Changes in Rights of Company's Security Holders

                The Partnership's Partnership Agreement, which defines the rights of holders of Units, was amended on June 25, 1996 in order to modify the terms of the Partnership's Right of Presentment Program. This Program now provides that if in a year Units are presented in excess of the amount required to be purchased by USF&G Realty Partners, Inc. (2% of the Units originally issued to investors, which does not include the $400,000 Units purchased by Fidelity & Guaranty Life Insurance Company), then the General Partners may elect to purchase such excess presented Units, provided that the number of such excess Units repurchased shall not exceed 50% of the outstanding Units. This modification was made as a result of the enactment of certain changes to the proposed tax regulations that were pending at the time the Second Amendment to the Partnership Agreement was executed.

Item 6.         Exhibits

(a)  4.9        Third Amendment to USF&G/Legg Mason Realty Partners Amended and
                Restated Agreement of Limited Partnership Dated June 25, 1996.

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





                                                USF&G/LEGG MASON REALTY PARTNERS
                                                  LIMITED PARTNERSHIP
                                                (Registrant)


                                         By:    USF&G Realty Partners, Inc.,
                                                A General Partner





Date:  _____________                            ________________________________

                                                Joseph A. Wesolowski
                                                Vice President and Chief
                                                  Accounting Officer

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





Date:  ________________                          /s/  Joseph A. Wesolowski

                                                 Joseph A. Wesolowski
                                                 Vice President and Chief
                                                   Accounting Officer