Form 10-Q
period 1996-09-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1996-11-13
CIK 832482

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                          RULE 901(d) OF REGULATION S-T

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                            Yes   X                No _____
                               -------

                                      INDEX

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets -- September 30, 1996 and December 31, 1995

            Statements of Operations -- For the three months ended September 30, 1996 and September 30, 1995 and for the nine months ended September 30, 1996 and September 30, 1995

            Statements of Cash Flows -- For the nine months ended September 30, 1996 and September 30, 1995

            Notes to Financial Statements -- September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

            The Partnership did not file any reports on Form 8-K during the nine months ended September 30, 1996.

SIGNATURES

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                                                  (Unaudited)
                                                              September 30, 1996       December 31, 1995
                                                              ------------------       -----------------

ASSETS
Real Estate Investments:
  Income Producing Properties -- Note B                            $27,988,177            $28,612,932
Cash and Cash Equivalents (including temporary
  investments at September 30, 1996 and Dec. 31, 1995
  of $263,412 and $515,389, respectively) -- Note C                    995,425                887,555
Restricted Cash Escrow -- Note E                                        85,490                192,402
Accounts Receivable, net                                                72,006                 68,776
Other Assets                                                           241,606                259,462
                                                                    ----------             ----------
Total Assets                                                       $29,382,704            $30,021,127
                                                                    ==========             ==========
LIABILITIES
Mortgages Payable -- Note E                                        $20,546,581            $20,595,531
Accounts Payable and Other Liabilities                               1,305,138              1,406,228
St. Andrews Construction Loan - Note J                               2,790,000                      0
Due to General Partners and Affiliates -- Note D                     2,142,640              1,886,808
Cash Flow Protector Loan -- Note G                                   4,849,734              4,849,734
                                                                    ----------             ----------
                                                                   $31,634,093            $28,738,301
                                                                    ==========             ==========
PARTNERS' (DEFICIT) EQUITY
General Partners                                                      (266,927)              (231,585)
Assignor and Assignee Limited Partners
  1,094,283 Units Issued and Outstanding                            (1,984,462)             1,514,411
                                                                    ----------             ----------
                                                                    (2,251,389)             1,282,826
                                                                    ----------             ----------
   Total Liabilities and Partners' (Deficit) Equity                $29,382,704            $30,021,127
                                                                    ==========             ==========




               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three    For the Three     For the Nine     For the Nine
                                                    Months Ended     Months Ended      Months Ended     Months Ended
                                                    Sept. 30, 1996   Sept. 30, 1995    Sept. 30, 1996   Sept. 30, 1995
                                                    --------------   --------------    --------------   --------------

REVENUE:
  Rental                                              $1,189,896       $1,149,755       $ 3,512,747       $3,431,056
  Interest                                                 4,040           16,844            15,712           39,103
                                                       ---------        ---------        ----------        ---------
     Total Revenue                                     1,193,936        1,166,599         3,528,459        3,470,159

EXPENSES:
  Property Operating - Note D                            516,046          477,870         1,522,519        1,375,847
  St. Andrews Repair and Legal Costs,
    Net of Recoveries - Note J                           117,759           57,196         2,802,706          221,645
  General and Administrative                              35,132           38,491           102,462          110,844
  Interest - Notes D and E                               594,627          535,812         1,704,139        1,606,102
  Depreciation and Amortization                          314,662          304,697           930,848          905,698
                                                       ---------        ---------        ----------        ---------
   Total Expenses                                      1,578,226        1,414,066         7,062,674        4,220,136
                                                       ---------        ---------        ----------        ---------
        NET LOSS                                      $ (384,290)      $ (247,467)      $(3,534,215)      $ (749,977)
                                                       =========        =========        ==========        =========
Net Loss Allocated to:
  General Partners                                    $   (3,843)      $   (2,475)      $   (35,342)      $   (7,500)
  Assignor and Assignee Limited Partners                (380,447)        (244,992)       (3,498,873)        (742,477)
                                                       ---------        ---------        ----------        ---------
                                                      $ (384,290)      $ (247,467)      $(3,534,215)      $ (749,977)
                                                       =========        =========        ==========        =========
Net Loss per Unit -- Note A                           $     (.35)      $     (.22)      $     (3.20)      $     (.68)
                                                       =========        =========        ==========        =========

Cash Distributions per Unit -- Note A                 $        0       $        0       $         0       $        0
                                                       =========        =========        ==========        =========
Weighted Average Number of Units                       1,094,283        1,094,283         1,094,283        1,094,283
                                                       =========        =========        ==========        =========




               See accompanying notes to the financial statements.

              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the Nine             For the Nine
                                                                  Months Ended             Months Ended
                                                               September 30, 1996       September 30, 1995
                                                               ------------------       ------------------

Operating Activities
  Net Loss                                                        $(3,534,215)              $  (749,977)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                                       930,848                   905,698
  Change in net assets and liabilities related to
    operating activities:
    Decrease in restricted cash escrow                                106,912                     2,139
    Increase in due to general partners and affiliates                255,832                   228,489
    (Decrease) increase in accounts payable and other
      liabilities                                                    (101,090)                  481,909
    Increase in deferred recoveries                                         0                   257,302
    (Decrease) increase in accounts receivable                         (3,230)                   49,138
    Increase in other assets                                          (58,682)                  (75,377)
                                                                   ----------                 ---------
Net Cash (Used in) Provided by Operating Activities                (2,403,625)                1,099,321
                                                                   ----------                 ---------
Investing Activity
  Investment in income producing properties                          (229,555)                 (243,845)
                                                                   ----------                 ---------
Net Cash Used in Investing Activity                                  (229,555)                 (243,845)
                                                                   ----------                 ---------
Financing Activities
  Mortgage principal payments                                         (48,950)                  (44,586)
  St. Andrews Construction Loan Advances                            2,790,000                         0
                                                                   ----------                 ---------
Net Cash Provided by (Used in) Financing Activities                 2,741,050                   (44,586)
                                                                   ----------                 ---------
Increase in Cash and Cash Equivalents                                 107,870                   810,890

Cash and Cash Equivalents, Beginning of Period                        887,555                   623,032
                                                                   ----------                 ---------
Cash and Cash Equivalents, End of Period                          $   995,425                $1,433,922
                                                                   ==========                 =========




               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The Partnership adopted the standard in the first quarter of 1996. The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. The Partnership's prior practice has been to reduce the carrying value for impairments to specific investments where impairment is deemed other than temporary. At September 30, 1996, none of the Partnership's long-lived assets was determined to be impaired under the provision of SFAS No. 121.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1996
                                   (Unaudited)


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

NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                      September 30, 1996       December 31, 1995
                                      ------------------       -----------------

Buildings and improvements                $29,348,537             $29,118,982
Land                                        5,444,913               5,444,913
                                           ----------              ----------
                                           34,793,450              34,563,895
Less:  Accumulated depreciation            (6,805,273)             (5,950,963)
                                           ----------              ----------
                                          $27,988,177             $28,612,932
                                           ==========              ==========

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1996
                                   (Unaudited)


NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursable expenses incurred to the General Partners and their affiliates for the periods indicated:

                                         For the Three Months Ended          For the Nine Months Ended
                                      Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1996   Sept. 30, 1995
                                      --------------    --------------    --------------   --------------

Charged to expenses:
  Interest Expense                        $138,106          $77,802           $333,429         $231,027
  Operating Expenses                        22,028           19,158             65,958           67,661


Due to General Partners and affiliates consists of the following as of the dates indicated:

                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------

General Partner Loans                      $  200,000             $  200,000
Accrued Interest on General Partner
  Loans                                        31,920                 19,503
Accrued Interest on the St. Andrews
  Construction Loan                            21,038                      0
Operating Expenses                             14,000                 10,060
                                            ---------              ---------
                                              266,958                229,563
                                            ---------              ---------
Asset Management Fees                         423,990                423,990
Accrued Interest on the Cash Flow
  Protector Loan                            1,451,692              1,233,255
                                            ---------              ---------
  Amounts Subordinate to the return of
    Unitholder contributions                1,875,682              1,657,245
                                            ---------              ---------
                                           $2,142,640             $1,886,808
                                            =========              =========

In connection with the loan modification at NEBC executed in the fourth quarter of 1994 discussed in Note E, the General Partners provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners are in the form of loans from each General Partner which accrue interest at the prime rate and mature on August 15, 1999. The Partnership's obligation to make interest and principal payments under the loans is limited to the extent of available NEBC reserves and escrows and sale or refinancing proceeds (as defined in the Partnership Agreement) attributable to the NEBC property.

See Note J - St. Andrews Repair and Legal Costs for a discussion of the St. Andrews Construction Loan and Note G for a discussion of the Cash Flow Protector Loan from the USF&G General Partner.

The subordinated amount identified above is subordinate under Section 4.4 of the Partnership Agreement.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1996
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:

                                         September 30, 1996    December 31, 1995
                                         ------------------    -----------------

Mortgage loan, secured by Northeast
  Business Campus, due August 15, 1999,
  interest at 8.00%                         $ 7,975,000            $ 7,975,000

Mortgage loan, secured by St. Andrews
  at Westwood, due September 1, 1997,
  interest at 9.65%                           8,500,000              8,500,000

Mortgage loan, secured by a portion of
  Shadeland Retail Center, due January
  1, 1997, interest at 9.375%                 4,071,581              4,120,531
                                             ----------             ----------
                                            $20,546,581            $20,595,531
                                             ==========             ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $1,370,710 and $1,375,075 was incurred on these mortgages for the nine months ended September 30, 1996, and 1995, respectively. Interest payments of $1,381,906 and $1,348,808 were made for the nine months ended September 30, 1996, and 1995, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At September 30, 1996, the lender held $85,490 in reserves and escrows and the Partnership held $381,413 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. See Note D - Related Party Transactions and Note I
- Commitment and Contingencies.

NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of September 30, 1996, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1996
                                   (Unaudited)


NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of September 30, 1996, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,451,692 as of September 30, 1996 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

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

On June 30, 1996, the General Partners purchased all of the 83,816 Units presented under the 1996 Right of Presentment Program. The Units were purchased at a price per unit of $4.39 from all Unitholders that presented. The USF&G General Partner purchased 13,886 of the Units. The remaining 69,930 Units were purchased by Legg Mason Realty Partners, Inc.

As of September 30, 1996, the General Partners have repurchased 168,858 Units under the Right of Presentment Program.

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1996
                                   (Unaudited)


NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3.0 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and were substantially complete by the end of the third quarter of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $3.0 million base contract. Additional modifications to repair damaged drywall and make miscellaneous exterior repairs were made during 1996 which increased the total construction contract modifications by $208,900 to $826,500. During the third quarter of 1996, a $113,000 credit was issued to adjust the unit pricing on select items of a 1995 modification. This decreased the construction contract modifications to $713,500. The total estimated completed contract cost is now approximately $3.7 million.

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

During 1996, the Partnership has incurred approximately $3,097,000 and $251,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by an insurance recovery and a $45,000 settlement payment received during the year.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its term, the loan will mature September 1, 1997 and pay interest monthly on advanced funds at 9.0% per annum. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sale or refinancing proceeds. As of September 30, 1996, advances of $2,790,000 had been made. Interest expense of $102,575 was incurred and interest payments totaling $81,537 were made on this loan for the nine months ended September 30, 1996 (see Note D).

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

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at September 30, 1996 increased $107,870 from December 31, 1995. The increase was primarily due to the additional borrowings under the St. Andrews construction loan as well as St. Andrews settlements and insurance recoveries received during the year offset in part by increased repair and legal costs. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows:
(1) decreasing with the funding of lease-up costs and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At September 30, 1996, the lender held $85,490 in reserves and escrows and the Partnership held $381,413 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

The Partnership's ability to compete in each market is affected by the level of cash provided by operations since the level of tenant improvement is limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

During the second quarter of 1995, the Partnership entered into a $3.0 million contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and were substantially complete at September 30, 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $3.0 million base contract. Additional modifications to repair damaged drywall and make miscellaneous exterior repairs were made during 1996 which increased the total construction contract modifications by $208,900 to $826,500. During the third quarter of 1996, a $113,000 credit was issued to adjust the unit pricing on select items of a 1995 modification. This decreased the total construction contract modifications to $713,500. The total estimated completed contract cost is now approximately
$3.7 million.

During the first nine months of 1996, the Partnership incurred approximately $3,097,000 and $251,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by an insurance recovery and a $45,000 settlement payment received during the year. The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3.5 million to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sale of refinancing proceeds. As of September 30, 1996, advances of $2,790,000 had been made. No additional advances on the loan are expected.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages. The Partnership continues to assert its claims vigorously in the litigation against the remaining potentially responsible parties and entered into settlement discussions with several responsible parties during the third quarter of 1996. However, there can be no assurance that it will recover its damages in full. The Partnership has negotiated and received settlements of $672,500 through September 30, 1996, including $45,000 from the insurer of the painting consultant during the second quarter of 1996. During the second quarter of 1995, the Partnership received $465,000 from the architect and $100,000 during the third quarter of 1995 from United States Fidelity and Guaranty Company, the insurer of the painting and reconstruction contractor. The settlement with United States Fidelity and Guaranty Company, an affiliate of the USF&G General Partner, was negotiated at arms length between counsel for the Partnership and the claims representative. The remaining $62,500 settlement payment was received in 1994 and used to offset certain construction costs incurred during 1994.

At September 30, 1996, occupancy at St. Andrews was 95%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 90% to 99%. A new apartment community, The Mission Club, was completed during the second quarter of 1996 and has not yet reached stabilized occupancy. This 352-unit luxury complex is located within one mile of the St. Andrews complex. The Partnership will closely monitor its impact on occupancy and rental rates.

The St. Andrews mortgage matures September 1, 1997. The Partnership intends to refinance the mortgage loan prior to that date. The Partnership also anticipates that the refinancing rate will be lower than the current mortgage rate based on the Shadeland refinancing discussed below. However, there can be no assurance that the actual refinancing rate will be lower than the current rate.

Occupancy at Shadeland remained stable at 89% as of September 30, 1996 as compared to June 30, 1996. During October 1995, Ace Hardware vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. The Partnership is currently evaluating subdividing this still vacant space and releasing it in smaller portions to several tenants. The Shadeland mortgage, presently in the amount of $4,071,581, matures on January 1, 1997. The Partnership intends to refinance the mortgage loan with a three-year floating rate loan with a 15-year amortization. The interest rate would be based on the London Interbank Offering Rate (LIBOR) plus 2.25%, currently resulting in a loan rate of 7.75%, with an option to lock the rate for a 6 or 12-month term at no cost. The loan application contemplated provides the Partnership with the right to borrow up to 60% of Shadeland's value based on a new appraisal after execution of a lease renewal by both Marsh and Osco. This may provide total cash proceeds in excess of the current mortgage of as much as $2,700,000. The Partnership anticipates receiving an initial funding in the amount of $700,000 in excess of the loan balance at closing. A portion of these excess proceeds will be used to fund certain tenant improvement and leasing commission costs related to the Shadeland expansion discussed below. The remaining initial proceeds as well as any subsequent proceeds will be used to increase working capital reserves or repay a portion of the St. Andrews Construction Loan.

During the third quarter, the Partnership continued discussions with Marsh Supermarkets and Osco Drugstores regarding Marsh's expansion desires. Osco has not yet responded to an expansion proposal submitted to them during the quarter. Marsh's current plans, which include expanding into the parking lot as well as towards the road to the north of the shopping center, may not proceed until Osco approves the expansion proposal. The expansion proposal would increase Marsh's space by approximately 14,000 square feet. In addition, Osco may expand into the parking lot and increase its space by approximately 3,000 square feet. The expansion alternatives include a potential increase in the net rentable square feet of the shopping center by 17,000 square feet to approximately 122,000 square feet. The Partnership is seeking finalization of the expansion plans during 1996. However, to date, there has been no formal commitments from Marsh and Osco regarding such plans.

Results of Operations
                                      Net Income (Loss)       Net Income (Loss)
                                     for the Nine Months    for the Nine Months
                                    Ended Sept. 30, 1996   Ended Sept. 30, 1995
                                    --------------------   --------------------

NEBC                                     $  (82,677)             $(134,326)
St. Andrews                                (283,619)              (270,940)
St. Andrews Repair and Legal Costs,
  Net                                    (2,802,706)              (221,645)
Shadeland                                    59,919                194,634
                                         ----------               --------
                                         (3,109,083)              (432,277)

Partnership Expense                        (425,132)              (317,700)
                                         ----------               --------
                                        $(3,534,215)             $(749,977)
                                         ==========               ========

             Nine Months Ended September 30, 1996 ("Current Period") as compared to September 30, 1995 ("Comparable Period")

The Partnership incurred a net loss of $(3,534,215) for the nine months ended September 30, 1996 ("current period"). The increased net loss was due to the increased St. Andrews repair and legal costs. Rental revenue for the current period was $3,512,747 as compared to $3,431,056 for the nine month period ended September 30, 1995 ("the comparable period"). The increase in rental revenue of $81,691 was primarily due to higher average occupancy at NEBC during the current period and higher occupancy at St. Andrews partly offset by reduced occupancy at Shadeland. Property operating expenses increased $146,672 to $1,522,519 for the current period from $1,375,847 for the comparable period. The increase is the result of increased operating expenses at each property.

Rental revenue at NEBC increased $103,840 to $1,304,761 for the current period as compared to $1,200,921 for the comparable period due to increased average occupancy during the current period and higher lease termination fees. Average occupancy was higher due to the 14,589 square foot Electronic Data Systems Corporation lease in Building 5 executed during July 1995. Lease termination fees were higher due to the departure of two tenants prior to lease expiration. The actual overall occupancy at September 30, 1996 at NEBC decreased to 86% as compared to 88% at September 30, 1995. The actual occupancy for office and service center space at September 30, 1996 was 82% and 100% respectively, as compared to 88% and 87% respectively, at September 30, 1995. The decreased actual office occupancy at September 30, 1996 was due primarily to the departure of five tenants at or before lease expiration offset in part by the addition of two new tenants during the current period. The net increase in service center space was due to the signing of two new tenant leases during the fourth quarter of 1995. The average rental rate at September 30, 1996 decreased to $8.64 per square foot for office space and increased to $6.96 per square foot for service center space as compared to $8.76 and $6.84, respectively, at September 30, 1995. The decrease in the office space average rental rate is due to new tenant leases at lower rental rates as a result of having lower tenant improvement allowances. The increase in service center average rental rates is due primarily to a tenant renewal at a higher rental rate.

Operating expenses at NEBC increased $14,284 to $561,002 for the current period as compared to $546,718 for the comparable period. The increase was primarily due to increased cleaning and grounds and landscaping costs offset in part by lower real estate taxes. Cleaning costs were up due to the higher occupancy at Building 5 during 1996. The real estate taxes are lower in the current period since the current period included a refund received as a result of the successful tax appeal. Grounds and landscaping costs are higher due to snow removal costs associated with the severe winter weather and higher parking lot surface repairs.

Rental revenue at St. Andrews increased $49,735 to $1,355,217 for the current period as compared to $1,305,482 for the comparable period. The increase in rental revenue was due to an increase in occupancy. The average occupancy at St. Andrews increased to 94% for the current period as compared to 91% for the comparable period. The average monthly non-corporate rental rate during the current period increased to $603 per unit as compared to $599 during the comparable period due to increased market rental rates. The number of corporate units increased from three at September 30, 1995 to thirty at September 30,
996. The increase in corporate units is the result of greater marketing efforts by the property manager geared towards local employers with current employee housing needs. Operating expenses at St. Andrews, excluding the repair and legal costs discussed below, increased $53,448 to $685,470 for the current period as compared to $632,022 for the comparable period. This increase is primarily due to higher payroll, corporate unit expenses, and on-site third-party property management fees offset in part by lower real estate tax expenses. Payroll costs are higher due to the addition of a part time groundskeeper. Corporate unit expenses were higher during the current period due to the increased number of corporate units. On-site third-party property management fees are higher due to the payment of the 1995 incentive fee during the current period. Real estate tax expenses are lower due to a receipt in 1996 for a successful appeal of the Property's 1995 assessed value.

The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses.
During the current period, the Partnership has incurred approximately $3,097,000 and $251,000 of repair and legal costs, respectively at St. Andrews. The Partnership has negotiated and received settlements from several of the responsible parties including $45,000 during the current period and $565,000 during the comparable period. All of the amounts received during the current period were used to offset repair costs incurred during the current period. A $500,000 insurance recovery was also received during the first quarter of 1996 and used to offset repair costs incurred during 1996. Approximately $308,000 of the settlements received during 1995 were used to offset certain engineering and construction costs incurred during 1995. The remaining settlement proceeds of approximately $257,000 received during 1995 were deferred and included in liabilities as deferred recoveries to offset future construction costs.

Rental revenue at Shadeland decreased $71,884 to $852,769 for the current period as compared to $924,653 for the comparable period. The decrease is primarily due to decreased occupancy. The average rental rate was $10.44 per square foot at September 30, 1996 and $10.43 at September 30, 1995. Occupancy at Shadeland declined to 89% as of September 30, 1996 as compared to 96% as of September 30, 1995. The decrease in occupancy is primarily due to Ace Hardware, a Shadeland tenant, vacating its 8,000 square foot space at the end of its lease in the fourth quarter of 1995. Expense reimbursements declined due to the Ace Hardware vacancy and a lower level of reimbursable expenses. Operating expenses at Shadeland increased $78,940 to $276,047 for the current period as compared to $197,107 for the comparable period. The increase is due to higher snow removal costs during 1996 associated with the severe winter weather and higher real estate taxes. The increased real estate taxes were due to a tax assessment in excess of the amount anticipated and previously accrued in the current tax year.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector and General Partner loans offset by interest earned on temporary investments. The increase of $107,432 to $425,132 for the current period as compared to $317,700 is primarily due to the interest expense related to the St. Andrews construction loan from the USF&G General Partner which was initially drawn upon in February 1996.

Total general and administrative expenses decreased by $8,382 to $102,462 for the current period as compared to $110,844 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is primarily due to lower professional fees.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan and St. Andrews construction loans from the USF&G General Partner and the General Partner loans. Interest expense increased $98,037 to $1,704,139 for the current period as compared to $1,606,102 for the comparable period. The increase is due to interest incurred on the St. Andrews construction loan as mentioned above.

Depreciation and amortization expense increased by $25,150 to $930,848 for the current period as compared to $905,698 for the comparable period. The increase was primarily due to the amortization of leasing commission and tenant improvement additions at NEBC.

Results of Operations
                                       Net Income (Loss)       Net Income (Loss)
                                         for the Three           for the Three
                                         Months Ended            Months Ended
                                      September 30, 1996      September 30, 1995
                                      ------------------      ------------------

NEBC                                      $ (32,634)              $ (24,988)
St. Andrews                                (104,676)               (106,710)
St. Andrews Repair and Legal Costs, Net    (117,759)                (57,196)
Shadeland                                    40,948                  46,127
                                           --------                --------
                                           (214,121)               (142,767)

Partnership Expense                        (170,169)               (104,700)
                                           --------                --------
                                          $(384,290)              $(247,467)
                                           ========                ========

            Three Months Ended September 30, 1996 ("Current Period")
             as compared to September 30, 1995 ("Comparable Period")

The Partnership incurred a net loss of $(384,290) for the three months ended September 30, 1996 ("current period"). The increased net loss was due to the increased St. Andrews repair and legal costs and increased interest on the St. Andrews construction loan. Rental revenue for the current period was $1,189,896 as compared to $1,149,755 for the three month period ended September 30, 1995 ("the comparable period"). The increase in rental revenue of $40,141 was primarily due to higher average occupancy at NEBC during the current period and higher occupancy at St. Andrews. Property operating expenses increased $38,176 to $516,046 for the current period from $477,870 for the comparable period due primarily to increased operating expenses at NEBC and St. Andrews.

Rental revenue at NEBC increased $28,212 to $451,038 for the current period as compared to $422,826 for the comparable period due to increased average occupancy during the current period and higher lease termination fees. Average occupancy was higher due to the 14,589 square foot Electronic Data Systems Corporation lease in Building 5 executed during July 1995. Lease termination fees were higher due to the departure of one tenant prior to lease expiration. The actual overall occupancy at September 30, 1996 at NEBC decreased to 86% as compared to 88% as of September 30, 1995. The actual occupancy for office and service center space at September 30, 1996 was 82% and 100% respectively, as compared to 88% and 87% respectively, at September 30, 1995. The decreased actual office occupancy at September 30, 1996 was due primarily to the departure of five tenants at or before lease expiration offset in part by the addition of two new tenants during the current period. The net increase in service center space was due to the signing of two new tenant leases during the fourth quarter of 1995. The average rental rate at September 30, 1996 decreased to $8.64 per square foot for office space and increased to $6.96 per square foot for service center space as compared to $8.76 and $6.84, respectively, at September 30, 1995. The decrease in the office space average rental rate is due to new tenant leases at lower rental rates as a result of having lower tenant improvement allowances. The increase in service center average rental rates is due primarily to a tenant renewal at a higher rental rate.

Operating expenses at NEBC increased $23,200 to $205,141 for the current period as compared to $181,941 for the comparable period. The increase was primarily due to increased grounds and landscaping costs offset in part by lower utilities. Utilities are lower due to the increased office vacancies. Grounds and landscaping costs are higher due primarily to higher parking lot surface repairs.

Rental revenue at St. Andrews increased $24,602 to $461,302 for the current period as compared to $436,700 for the comparable period. The increase in rental revenue was due to the increased occupancy. The average occupancy at St. Andrews for the current period was 96% as compared to 92% for the comparable period. The average monthly non-corporate rental rate during the current period increased to $603 per unit as compared to $596 during the comparable period due to increased market rental rates. The number of corporate units increased to thirty at September 30, 1996 from three at September 30, 1995. The increase in corporate units is the result of greater marketing efforts by the property manager geared towards local employers with current employee housing needs. Operating expenses at St. Andrews increased $19,135 to $246,967 for the current period as compared to $227,832 for the comparable period. The increase in operating expenses is primarily due to an increase in payroll and real estate tax expense offset in part by lower security costs. Payroll costs are higher due to the addition of a part time groundskeeper. Real estate taxes are higher due to an anticipated increase in the tax assessment. Security costs were higher during the comparable period due to the replacement of locks on apartments. In addition, operating expenses in general were up due to the increased occupancy.

The St. Andrews repair and legal costs related to the construction problems have been reclassified to that category from property operating expenses. During the current period, the Partnership has incurred approximately $25,000 and $93,000 of repairs and legal costs, respectively at St. Andrews. The Partnership has negotiated and received settlements from several of the responsible parties including $45,000 during 1996 and $565,000 during 1995. No settlements were received during the current period and $100,000 of the $565,000 received during 1995 was received during the comparable period.

Rental revenue at Shadeland decreased $12,673 to $277,556 for the current period as compared to $290,229 for the comparable period. The decrease is primarily due to lower occupancy. The average rental rate was $10.44 per square foot at September 30, 1996 and $10.43 at September 30, 1995. Occupancy at Shadeland declined to 89% as of September 30, 1996 as compared to 96% as of September 30, 1995. Operating expenses at Shadeland decreased $4,159 to $63,938 for the current period as compared to $68,097 for the comparable period. The decrease is primarily due to a decrease in bad debt expense and maintenance costs offset in part by higher real estate taxes. Bad debt expense was higher in the comparable period due to a write-off of rental charges from a tenant in bankruptcy. Maintenance costs declined due to a decrease in roof repairs and electric repairs. Real estate taxes are higher due to an increased tax assessment.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector, General Partner, and St. Andrews construction loans offset in part by interest earned on temporary investments. The increase of $65,469 to $170,169 for the current period as compared to $104,700 is due to the interest expense related to the St. Andrews construction loan from the USF&G General Partner which was initially drawn upon in February 1996.

Total general and administrative expenses decreased by $3,359 to $35,132 for the current period as compared to $38,491 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is primarily due to lower professional fees.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector and St. Andrews construction loans from the USF&G General Partner and the General Partner loans. Interest expense increased $58,815 to $594,627 for the current period as compared to $535,812 for the comparable period. The increase is due to interest incurred on the St. Andrews construction loan as mentioned above.

Depreciation and amortization expense increased by $9,965 to $314,662 for the current period as compared to $304,697 for the comparable period primarily due to the amortization of leasing commissions and tenant improvement additions at NEBC.

PART II.        OTHER INFORMATION

Item 6.         Exhibits

                None

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





Date:   __________                             _________________________________

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