Form 10-K
period 1996-12-31
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1997-03-28
CIK 832482

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                              ---------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
     December 31, 1996                               Commission File No. 0-17633

                             ----------------------

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                  (Exact name of registrant as specified in its
                       Certificate of Limited Partnership)

         Maryland                                              75-2228850
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

6225 Smith Avenue, Life Building (B1), Baltimore, Maryland       21209
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number including area code)         (410) 205-6900

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

Document from Which Portions                        Part of Form 10-K to which
are Incorporated by Reference                       Incorporated by Reference

1.Prospectus dated June 28, 1988                    Part I, Part II and Part III
2.Prospectus Supplement No.1 dated Nov. 7, 1988     Part I
3.Prospectus Supplement No.2 dated Feb. 10, 1989    Part I
4.Prospectus Supplement No.4 dated May 18, 1989     Part I
5.Prospectus Supplement No.5 dated August 7, 1989   Part I

                                TABLE OF CONTENTS


PART I                                                                    Page

Item 1.  Business                                                           1

Item 2.  Properties                                                         2

Item 3.  Legal Proceedings                                                  5

Item 4.  Submission of Matters to a Vote of Security Holders                5

PART II

Item 5.  Market for the Partnership's Assignee Limited Partnership
         Units and Related Security Holder Matters                          6

Item 6.  Selected Financial Data                                            8

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Item 8.  Financial Statements and Supplementary Data                       19

Item 9.  Change in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                         42

PART III

Item 10  Directors and Executive Officers of the Partnership               43

Item 11. Executive Compensation                                            45

Item 12. Security Ownership of Certain Beneficial Owners and Management    45

Item 13. Certain Relationships and Related Transactions                    46

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  47

         Signatures                                                        52

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

After deducting rebates to Unitholders of $835,001 and offering and organizational costs and selling commissions totaling $2,174,276, approximately $24,348,000 was available for investment in income producing properties. As of December 31, 1990, substantially all of the offering proceeds available for investment had been invested in four real property investments (the "Properties") meeting the investment criteria of the Partnership. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties"). The Partnership owned a fifty percent general partnership interest in the Greenbrier Joint Venture. On April 26, 1995, the Greenbrier Joint Ventures' sole property, Greenbrier Towers, was purchased by the lender at foreclosure. The Greenbrier Joint Venture general partners dissolved the Greenbrier Joint Venture during 1996.

The Partnership is in competition for tenants for the Properties with numerous other entities engaged in real estate investment activities including other real estate investment partnerships, individuals, corporations, and real estate investment trusts ("REITs"). When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction, and quality of management. While the General Partners believe that the Properties are generally competitive in terms of these factors, there can be no assurance that, in the view of a prospective tenant, other properties may not be more attractive.

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

Item 2.    Properties.

Shadeland Retail Center

On August 1, 1990, the Partnership acquired Shadeland Retail Center ("Shadeland"), located in Indianapolis, Indiana, from unaffiliated sellers for a contract price of $9,690,850. In connection with the purchase, the Partnership assumed a loan in the amount of $4,387,142. Shadeland consists of two single-level neighborhood retail projects, Shadeland Station and Shadeland Shoppes, containing in the aggregate approximately 105,000 net rentable square feet on approximately 12.4 acres. The appraised value of Shadeland as of December 1, 1996 was $9,890,000, an increase of $40,000 from December 1, 1995. The increase was due primarily to increased occupancy as of the appraisal's effective valuation date.

As of December 31, 1996, Shadeland was approximately 83% leased. Shadeland is anchored by Marsh Supermarket and Osco Drugs, Inc. ("Osco"). During the fourth quarter of 1995, Ace Hardware, a tenant in the Shadeland Shoppes, vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. The Partnership continues to evaluate subdividing this still vacant space for new or existing tenants. Net rental rates at Shadeland range from $6.31 to $17.50 per square foot as of December 31, 1996. Operating leases with tenants range in original term from 3 to 20 years. Approximately 20% of the square feet leased as of December 31, 1996 will expire during 1997. The following tenants leased more than 10% of the total rentable space leased at Shadeland as of December 31, 1996:

                                     % of Total Rentable
                                     Space Leased as of
      Tenant                              12/31/96             Lease Expirations
      ------                         -------------------       -----------------

Marsh Supermarket                           35%                     5/02/02
American Drug Stores, Inc.                  13%                     6/30/02
  (dba, Osco Drugs, Inc.)

During 1996, the Partnership continued discussions with Marsh Supermarkets and Osco regarding Marsh's expansion desires and submitted an expansion proposal to Osco during the fourth quarter. Osco has rejected the expansion proposal thereby preventing Marsh from expanding the front of their store into the parking lot. The Partnership will continue to pursue Marsh's partial expansion, which does not require Osco's approval, of 8,000 square feet toward the road to the north of the shopping center. Expanding to the north is permitted since it will not obstruct the visibility of Osco's store. The Partnership does not anticipate any Marsh expansion during 1997. Marsh believes expansion is necessary so that it does not lose market share to the Krogers Supermarket two miles away to the east. Marsh has indicated its belief that the Shadeland store will not lose significant market share to the new Marsh Superstore located two miles to the northeast, based on Marsh's evaluation of the traffic patterns in the area.

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

St. Andrews is located in Orlando, Florida and consists of 16 two-story and three-story apartment buildings on 14.55 acres. The garden-style apartment buildings contain 259 units with an aggregate of approximately 217,000 rentable square feet. Construction repairs to address the numerous construction deficiencies discovered during 1994 were completed during 1996. In addition, new windows were installed and roofs replaced. Since discovery of the design and construction deficiencies at St. Andrews, the Partnership has incurred approximately $3,700,000 in contract construction costs and $850,000 in engineering and related expenses in order to correct those deficiencies. These expenditures include the costs associated with modifications to the original $3,000,000 repair contract to install new windows and replace the roofs. In addition, the Partnership has incurred $699,000 in legal fees and related expenses in pursuing claims against potentially responsible parties as described below. Those claims have resulted in recoveries by the Partnership of $707,500 through the end of 1996, and an additional $1,525,000 in settlements from January 1, 1997 through March 7, 1997. (The additional $1,525,000 is carried as a receivable on the Partnership's balance sheet as of December 31, 1996.) In addition, $500,000 in insurance recoveries have been received with respect to these matters.

The Partnership filed suit in state court in Orlando, Florida against the seller, builder, developer, architect, product manufacturer, engineers, as well as several other parties involved in the St. Andrews project. The suit seeks recovery for the costs of the repairs as well as other consequential damages. Further discussion relating to St. Andrews is incorporated by reference from Notes B, G, and J of the Notes to Financial Statements of the Partnership in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

The appraised value of St. Andrews as of December 1, 1996 was $12,000,000 as compared to $11,800,000 at December 1, 1995 which assumed completion of repairs. The increase in the appraised value of $200,000 reflected the continued strength of the Orlando apartment market.

As of December 31, 1996, St. Andrews was approximately 93% leased, the average monthly non-corporate rental rate was $624/unit and the lease terms range from seven to twelve months. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 90% to 99%. A new apartment community, The Mission Club, a 352-unit luxury complex located within one mile of the St. Andrews complex, was completed during the second quarter of 1996. The new complex has had little impact on St. Andrews occupancy and leasing activity has remained strong due to the strength of the market.

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

As of December 31, 1996, NEBC was approximately 91% leased. Rental rates ranged from $11.19 to $13.97 per square foot for office space and from $5.50 to $9.94 per square foot for service center space as of December 31, 1996. Operating leases with tenants range in original term from one to five years. Approximately 27% or 43,500 of the current square feet leased as of December 31, 1996 will expire during 1997 of which approximately 9,900 square feet was released by the end of 1996.

The following tenants leased more than 10% of the total rentable space leased at NEBC as of December 31, 1996:

                                     % of Total Rentable
                                     Space Leased as of
      Tenant                              12/31/96             Lease Expirations
      ------                         -------------------       -----------------

Cigna                                       25%                     6/30/99
Automatic Data Processing                   19%                     3/31/98

The appraised value of NEBC as of December 1, 1996 was $9,700,000 as compared to $9,500,000 at December 1, 1995. The increase of $200,000 in the appraised value from 1995 was due primarily to increased occupancy and market rental rates. Occupancy increased to 91% at December 31, 1996 from 88% at December 31, 1995 due primarily to the 14,600 square foot Express Med expansion into Building 1 during the fourth quarter of 1996. This tenant previously occupied approximately 4,300 square feet in Building 3. Under the terms of their new lease, this tenant initially occupied 14,600 square feet in Building 1 with a commitment to expand into an additional 6,300 square feet in the second quarter of 1997 after the current tenant's lease expires.

The Partnership reached an agreement with the NEBC lender to restructure the NEBC mortgage during 1994. The modification improved NEBC's cash flow, thereby allowing the Partnership to offer more competitive levels of tenant improvements to prospective tenants. Under the terms of the loan restructure, the lender received a participation interest in the property and all future cash flow generated by the NEBC property is required to be held in a reserve account to be used only for the benefit of NEBC or to meet obligations to the lender.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the 1996 fiscal period covered by this report through solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Partnership's Assignee Limited Partnership Units and Related Security Holder Matters.

Presently there is no public market for the Units and there is no expectation that one will develop. Consequently, Unitholders may not be able to liquidate their investment in the event of emergency or for any other reason. Further, the transfer of Units is subject to certain limitations. As of December 31, 1996, there were 1,097 Unitholders, owning an aggregate of 1,094,283 Units.

The General Partners have considered taking steps to facilitate the trading of the Units. The General Partners believe that in view of the current value of the Partnership's portfolio, and in certain cases the uncertainties regarding the future prospects of its properties, as well as the generally unfavorable market conditions for the resale of limited partnership interests and the costs associated with certain types of actions to facilitate a trading market, an effort to facilitate such a market would not be appropriate, and not feasible, at this time. In addition, if a trading market in the Units were to be facilitated, the value of the Units in any such market could be less than the Right of Presentment purchase price discussed below.

In accordance with the Partnership Agreement of the Partnership, beginning May 1992, and on each anniversary period thereafter, the USF&G General Partner has offered to purchase, under the Right of Presentment Program, up to 2% (13,886) of the total number of Units originally issued to Investors, which does not include the 400,000 Units purchased by Fidelity and Guaranty Life Insurance Company. The USF&G General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by USF&G Realty Partners, Inc. (13,886), then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. As of December 31, 1996, the General Partners had purchased 168,858 Units under the Right of Presentment Program as follows:


                                    USF&G                  Legg Mason
         Repurchase Price    Realty Partners, Inc.    Realty Partners, Inc.
         ----------------    ---------------------    ---------------------

1996         $ 4.39                 13,886                   69,930
1995           4.18                 13,886                   42,314
1994           4.17                 13,886                        -
1993           9.53                 13,886                        -
1992          11.27                  1,070                        -
                                    ------                   ------
                                    56,614                  112,244
                                    ======                  =======

The USF&G General Partner will repurchase Units under the 1997 Right of Presentment at the 1997 Right of Presentment purchase price discussed below. If more than 13,886 Units are presented for purchase, 13,886 Units will be purchased by the USF&G General Partner on a pro rata basis from the Unitholders that present. The other General Partner may elect to purchase all or a portion of the excess Units presented up to 455,770 additional Units due to the 50% limit discussed above. Units will be purchased by June 30, 1997. A Certificate of Assignee Units of Limited Partnership Interests representing any Units tendered but not purchased will be issued. The purchasing General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions, and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. For the administrative convenience of the Partnership and Unitholders, the General Partners have modified certain procedures for exercising the Right of Presentment from those outlined in the Prospectus and Partnership Agreement. Presentment is now based upon acceptance of the announced per Unit purchase price. There is no longer a withdrawal period. Unitholders offering Units for purchase must present Units by June 6, 1997.

The purchase price to be paid under the Right of Presentment equals 90% of the value of the Units as estimated by the General Partners based upon current appraisals of the Properties owned by the Partnership. Estimates of value may not necessarily correspond to realizable value. The appraised values of the Properties owned by the Partnership, as indicated by independent appraisals as of December 1, 1996 are:

    Northeast Business Campus:                                 $ 9,700,000

    Shadeland Retail Center:                                   $ 9,890,000

    St. Andrews Apartments at Westwood:                        $12,000,000

Using the above referenced appraised values, and after consideration of the Partnership's debt and other assets but before selling expenses, the General Partners have determined that the per Unit purchase price for the 1997 Right of Presentment is $3.48. The 1996 Right of Presentment purchase price of $4.39 assumed recovery of all of the incurred and remaining estimated cost of the repairs to St. Andrews. Currently estimated future recoveries net of litigation expenses are not anticipated to result in full recovery of the Partnership's costs at St. Andrews and, therefore, resulted in a decrease in the 1997 Right of Presentment purchase price. That decrease was partially offset by increases in the appraised values of Shadeland and St. Andrews as well as NEBC, net of the lender's equity participation. See Note G to the financial statements. For determining the 1997 Right of Presentment purchase price, actual settlement agreements reached through March 1, 1997 (which amounts are included as a receivable on the Partnership's balance sheet as of December 31, 1996) and an allowance for additional estimated settlements (net of estimated future litigation expenses) were credited. See the liquidity and capital resources discussion included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the St. Andrews litigation. There cannot be any assurance as to the timing or amount of any additional recoveries from responsible parties to offset the completed repairs at St. Andrews.

Any distributable cash flow is distributed to the partners on a quarterly basis, no later than 45 days after the close of each quarter, 99% to the Unitholders and 1% to the General Partners. To the extent that distributable cash flow from operations is not sufficient to pay to the Unitholders a cumulative return of 2% per quarter (or an 8% annual return) on their invested capital, the USF&G General Partner had agreed to lend the Partnership an amount equal to up to 20% of the gross proceeds of the Offering during the first five years to enable the Partnership to pay Unitholders the cumulative return of 2% per quarter (the "Cash Flow Protector Loan"). The obligations to make advances under the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan accrued interest at an annual simple rate of 8% through December 31, 1992 and 6% thereafter. Interest, but not principal, of the Cash Flow Protector Loan is subordinate to the return of Unitholder contributions. For additional information concerning the Cash Flow Protector Loan, refer to Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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



Item 6.    Selected Financial Data.

                              For the Year Ended   For the Year Ended   For the Year Ended   For the Year Ended   For the Year Ended
Statements of Operations      December 31, 1996    December 31, 1995    December 31, 1994    December 31, 1993    December 31, 1992
------------------------      ------------------   ------------------   ------------------   ------------------   ------------------

Total Revenue                    $ 4,766,702          $ 4,609,318          $ 4,307,972          $ 4,149,803          $ 5,082,642

Total Expenses (***)               7,119,852            6,100,817            6,129,583           12,701,789            6,309,958

Net (Loss) Income (***)           (2,353,150)          (1,491,499)          (1,821,611)          (8,551,986)          (1,227,316)

Per Unit (*):

Net (Loss) Income (***)          $     (2.13)         $     (1.35)         $     (1.65)         $     (7.74)         $     (1.11)

Cash Distributions (**)                 0.00                 0.00                 0.00                 1.57                 2.00



                                    As of                As of                As of                As of                As of
Balance Sheets                December 31, 1996    December 31, 1995    December 31, 1994    December 31, 1993    December 31, 1992
--------------                -----------------    -----------------    -----------------    -----------------    -----------------

Real Estate Investments (***)    $27,801,201          $28,612,932          $29,427,139          $30,713,232          $38,982,810

Total Assets (***)                30,611,034           30,021,127           30,810,375           32,008,156           40,278,450

Debt (****)                       28,369,222           25,645,265           25,705,421           25,564,553           23,878,694


(*) Based on the weighted average number of Units outstanding for each year in the five year period ended December 31, 1996, of 1,094,283 and the net income or cash distributions allocated to the Unitholders.

(**) Includes only cash distributions paid during the corresponding period or year.

(***) Includes writedowns of the investment in the Partnership's share of Greenbrier Towers of $460,567, $348,450 and $2,652,000 in 1995, 1994
         and 1993, respectively. 1993 also includes a writedown of the investment in NEBC of $4,043,000.

(****) Includes principal balances of mortgages, Cash Flow Protector Loan, St. Andrews Construction Loan and loans from General Partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this Form 10-K include forward-looking statements as contemplated by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond the Partnership's control and many of which, with respect to future business decisions, are subject to change. Many of these factors are outlined in the "Risk Factors" section of the Partnership's Prospectus dated June 28, 1988. These risks, uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by the Partnership.

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

As of December 31, 1990, the Partnership had invested in four income producing properties. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties"). The Partnership owned a fifty percent general partnership interest in the Greenbrier Joint Venture. On April 26, 1995, the Greenbrier Joint Ventures' sole property, Greenbrier Towers, was purchased by the lender at foreclosure. The Greenbrier Joint Venture General Partners dissolved the Greenbrier Joint Venture during 1996. As of December 31, 1990, substantially all of the proceeds available for investment had been invested in properties meeting the investment criteria of the Partnership. For additional information concerning the Properties, refer to Note B and C of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at December 31, 1996 decreased $106,828 from December 31, 1995. The decrease was primarily due to the increased repair and legal costs at St. Andrews offset in part by additional borrowings under the St. Andrews construction loan as well as St. Andrews settlements and insurance recoveries received during the year. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At December 31, 1996, the lender held $130,356 in reserves and escrows and the Partnership held $310,423 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. The Partnership expects for the foreseeable future to continue to apply cash flow from operations to increase Partnership working capital reserves, provide for certain property maintenance and improvements and repay the St. Andrews construction loan. Consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the declining level of cash flow from operations generated by the Partnership and the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent in view of the current real estate and economic environments and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

The Partnership does not anticipate making any significant investments in income producing properties during 1997 other than tenant improvements and leasing commissions related to new tenants. The Partnership anticipates that these investments at Shadeland and St. Andrews will be funded by cash flow from operations during 1997. Any investment at NEBC will be funded from the reserve accounts discussed above maintained by the lender and the Partnership.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and were completed during 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $3,000,000 base contract. Additional modifications to repair damaged drywall and make miscellaneous exterior repairs were made during 1996 which increased the total construction contract modifications by $208,900 to $826,500. During the third quarter of 1996, a $113,000 credit was issued to adjust the unit pricing on select items of a 1995 modification. This decreased the total construction contract modifications to $713,500. Thus, the total completed contract cost was approximately $3,700,000. Since discovery of the design and construction deficiencies at St. Andrews, the Partnership has incurred approximately $3,700,000 in contract construction costs and $850,000 in engineering and related expenses in order to correct those deficiencies. These expenditures include the costs associated with modifications to the original $3,000,000 repair contract to install new windows and replace the roofs. In addition, the Partnership has incurred $699,000 in legal fees and related expenses in pursuing claims against potentially responsible parties as described below. Those claims have resulted in recoveries by the Partnership of $707,500 through the end of 1996, and an additional $1,525,000 in settlements from January 1, 1997 through March 7, 1997. (The additional $1,525,000 is carried as a receivable on the Partnership's balance sheet as of December 31, 1996). In addition, $500,000 in insurance recoveries have been received with respect to these matters.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages. The Partnership continues to assert its claims against the remaining potentially responsible parties. During 1997, the Partnership obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the subcontractors as well as against the supervising architect. There can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permits the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sale or refinancing proceeds. As of December 31, 1996, advances of $2,790,000 had been made. An additional advance of $215,000 was made in February 1997. $773,000 of the settlements received during 1997 have been used to repay this loan. The Partnership anticipates the repayment of a substantial portion of the loan prior to maturity from any remaining settlements collected during 1997 and from excess proceeds from a new proposed refinancing of Shadeland discussed below. The USF&G General Partner has indicated its current intention to extend the loan if the existing mortgage loan is also extended. The St. Andrews mortgage matures September 1, 1997. The Partnership intends to refinance or seek an extension of the mortgage loan prior to that date.

The Partnership obtained an extension on the Shadeland mortgage, presently in the amount of $4,054,488 until April 1, 1997. The Partnership has completed an application with an unaffiliated lender to refinance the mortgage loan with a $5,000,000, five-year, 7.6% fixed interest rate loan with a 25-year amortization. Although the Partnership has submitted an application to secure this loan, there can be no assurance that it will be made. The loan would provide total cash proceeds in excess of the current mortgage and closing costs of approximately $845,000. Approximately $400,000 of the excess proceeds would be used to fund certain future capital improvement costs at Shadeland. The remaining proceeds of approximately $445,000 would be used to increase working capital reserves or repay a portion of the St. Andrews Construction Loan.

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

Inflation may also impact the interest rates charged by lenders. An increase in interest rates due to inflation occurring at the maturity date of any of the Partnership's mortgage loans would have an adverse effect on the Partnership. The interest rate on a new loan or the extension of an existing loan could be higher or lower than the current rates, resulting in a change in debt service and cash flow from operations.



Results of Operations

                                             Net (Loss) Income       Net (Loss) Income       Net (Loss) Income
                                             for the Year Ended      for the Year Ended      for the Year Ended
                                             December 31, 1996       December 31, 1995       December 31, 1994
                                             ------------------      ------------------      ------------------

St. Andrews                                    $   (308,732)           $   (313,562)           $   (334,056)

St. Andrews Repair and Legal Costs,
  Net                                            (1,516,240)               (833,771)               (165,224)

Shadeland                                           125,440                 199,790                 226,560

NEBC                                                (63,739)               (132,671)               (585,168)
                                                 ----------              ----------              ----------
                                                 (1,763,271)             (1,080,214)               (857,888)

Equity in Joint Venture Loss - Greenbrier                 0                       0                (566,012)

Partnership Expense                                (589,879)               (411,285)               (397,711)
                                                 ----------              ----------              ----------

                                                $(2,353,150)            $(1,491,499)            $(1,821,611)
                                                 ==========              ==========              ==========

                                  1996 to 1995

The Partnership incurred a net loss of $2,353,150 for the twelve months ended December 31, 1996 ("current period") as compared to $1,491,499 for the twelve months ended December 31, 1995 ("comparable period"). The increased net loss of $861,651 was due primarily to the increased St. Andrews repair and legal costs, net incurred in 1996. These costs were $1,516,240 during the current period and $833,771 during the comparable period. Revenue for the current period was $4,766,702 as compared to $4,609,318 for the comparable period. The increase of $157,384 was primarily due to higher occupancy at NEBC and higher occupancy and rental rates at St. Andrews during 1996. Property operating expenses increased $109,277 to $1,885,432 for the current period from $1,776,155 for the comparable period. The increase is due to higher operating expenses at St. Andrews and Shadeland.

Northeast Business Campus

Rental revenue at NEBC increased $135,952 to $1,765,811 for the current period as compared to $1,629,859 for the comparable period. The increase was the result of increased occupancy and higher overall average net rental rates. The occupancy at NEBC at December 31, 1996 was 91% as compared to 88% at December 31, 1995. Occupancy was higher due to the 14,589 square foot Electronic Data Systems Corporation lease in Building 5 executed during July 1995. The occupancy for office and service center component at December 31, 1996 was 90% and 91%, respectively, as compared to 85% and 96%, respectively, at December 31, 1995. The average net rental rate at December 31, 1996 decreased slightly to $8.70 per square foot for office space, excluding free-rent allowances, and increased to $7.07 per square foot for service center space as compared to $8.71 and $6.79, respectively, at December 31, 1995. The decrease in the office space average rental rates is due to new tenant leases at lower rental rates as a result of lower tenant improvement allowances. The increase in service center average rental rates is due primarily to a tenant renewal at a higher rental rate.

Operating expenses at NEBC decreased $16,184 to $690,705 for the current period as compared to $706,889 for the comparable period. The decrease was primarily due to lower real estate taxes partially offset by increased cleaning and grounds and landscaping costs. The real estate taxes are lower in the current period since the current period included a refund received as a result of a successful tax appeal. Cleaning costs were higher due primarily to increased average occupancy during 1996, especially in Building 5. Grounds and landscaping costs are higher due to snow removal costs associated with severe 1996 winter weather and higher parking lot surface repairs.

St. Andrews Apartments at Westwood

Rental revenue at St. Andrews increased $95,796 to $1,827,170 for the current period as compared to $1,731,374 for the comparable period. The increase in rental revenue was due to increased occupancy and higher rental rates for the current period. The average monthly rental rate for the year ended December 31, 1996 increased to $607 per unit as compared to $597 for the year ended December 31, 1995. The average occupancy at St. Andrews for the current period was 94% as compared to 91% for the comparable period. As of December 31, 1996, there were twenty corporate units as compared to nine units at December 31, 1995.

Operating expenses at St. Andrews increased $78,138 to $862,630 for the current period as compared to $784,492 for the comparable period. The increase was primarily due to higher turnover costs, payroll, corporate unit expenses and on-site third-party property management fees offset in part by lower real estate tax expenses. Turnover costs were higher due to increased painting and cleaning expenses from increased turnover related to the construction in the current period. Payroll costs were higher due to a change in the bonus structure for third-party management company employees. Corporate unit expenses were higher during the current period due to the increased number of corporate units. On-site third-party property management fees were higher due to the payment of the 1995 incentive fee in 1996 as well as accrual of the 1996 incentive fee and increased rental receipts during the current period. Real estate tax expenses were lower due to a receipt in 1996 for a successful appeal of the property's 1995 assessed value.

The Partnership has incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against potentially responsible parties. As a result, these amounts are reported in the St. Andrews repair and legal costs, net of recoveries category. The Partnership has negotiated and received settlements from several of the responsible parties during 1996 and 1995. Settlement recoveries received are used to offset repair and legal costs incurred. During 1996, the Partnership incurred approximately $3,269,000 and $352,000 of St. Andrews repair and legal costs, respectively, $1,605,000 of which were offset by settlement recoveries and a $500,000 insurance recovery. The Partnership incurred approximately $1,162,000 and $237,000 of St. Andrews repair and legal costs, respectively, during 1995 which were offset in part by recoveries of $565,000.

Shadeland Retail Center

Rental revenue at Shadeland decreased $40,387 to $1,153,550 for the current period as compared to $1,193,937 for the comparable period. The decrease in rental revenue was due primarily to the expiration and non-renewal of the Ace Hardware lease at October 31, 1995 at the retail center which constituted approximately 10% of the center's rentable square feet. Consequently, the occupancy at Shadeland decreased to 83% at December 31, 1996 as compared to 86% at December 31, 1995. However, the average net rental rates at December 31, 1996 increased to $10.49 per square foot as compared to $10.36 per square foot at December 31, 1995.

Operating expenses at Shadeland increased $47,323 to $332,097 for the current period as compared to $284,774 for the comparable period. The increase was due to an increase in property taxes offset in part by a decline in legal and professional fees. The increased real estate taxes were due to a tax assessment in excess of the amount anticipated and accrued for in the comparable period. The decline in legal and professional fees is due to less services rendered for tenant evictions in the current year.

Partnership Expense

Partnership expense is comprised of general and administrative expenses, and the interest expense related to the Cash Flow Protector loan, General Partner loans and the St. Andrews construction loan partly offset by interest earned on temporary investments. The increase in Partnership expense of $178,594 to $589,879 for the current period as compared to $411,285 for the comparable period is primarily due to interest expense related to the St. Andrews construction loan. The initial draw on this loan occurred in February 1996. The outstanding balance at December 31, 1996 was $2,790,000. The decline in interest income, which offsets partnership expense, was due to a lower average cash balance held by the Partnership during the current period.

General and Administrative

Total general and administrative expenses decreased by $8,711 to $128,365 for the current period as compared to $137,076 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is primarily due to lower professional fees and salary costs allocated to the Partnership in the current year.

Interest

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews, and Shadeland of $623,076, $820,250 and $383,510, respectively, and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans and the St. Andrews construction loan of $475,068. Interest expense increased $160,474 for the current period as compared to the comparable period. The increase is primarily due to interest incurred on the St. Andrews construction loan which was initially drawn upon in February 1996.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation on the buildings at NEBC, St. Andrews and Shadeland, depreciation of tenant improvements, and amortization of leasing commissions incurred in connection with the NEBC and Shadeland leasing activities. Depreciation and amortization increased by $75,526 to $1,287,911 for the current period as compared to $1,212,385 for the comparable period. The increase is primarily due to the amortization of NEBC leasing commissions and tenant improvement additions and the write-off of unamortized NEBC leasing commissions and tenant improvements. The write-offs relate to tenants that have terminated their leases early or tenants that have not renewed their leases upon expiration.

                                  1995 to 1994

The Partnership incurred a net loss of $1,491,499 for the twelve months ended December 31, 1995 ("current period") as compared to $1,821,611 for the twelve months ended December 31, 1994 ("comparable period"). The decreased net loss of $330,112 was due primarily to the equity in Greenbrier Joint Venture losses recognized during 1994. Revenue for the current period was $4,609,318 as compared to $4,307,972 for the comparable period. The increase of $301,346 was primarily due to higher occupancy at NEBC during 1995. Property operating expenses decreased $76,003 to $1,776,155 for the current period from $1,852,158 for the comparable period. The difference is principally attributable to expenses incurred in 1994 in connection with the restructuring of the NEBC loan.

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

The St. Andrews repair and legal costs, net of recoveries, related to the construction problems have been reclassified to that category from property operating expenses. The Partnership incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties during 1995. Through December 31, 1995, the Partnership received settlements totaling $627,500 from parties to the litigation, $565,000 of which was received during 1995. The remaining $62,500 settlement payment was received during the fourth quarter of 1994 and used to offset certain construction costs incurred during 1994.

During 1995, the Partnership incurred approximately $1,162,000 and $237,000 of St. Andrews repair and legal costs, respectively, $565,000 of which were offset by settlements received during the year. The Partnership incurred approximately $118,000 and $110,000 of St. Andrews engineering and legal costs during 1994 which were offset in part by recoveries of $62,500.

Shadeland Retail Center

Rental revenue at Shadeland decreased $6,354 to $1,193,937 for the current period as compared to $1,200,291 for the comparable period. The decrease in rental revenue was due primarily to the expiration of a lease at October 31, 1995 at the retail center which constituted approximately 10% of the center's rentable square feet. Consequently, the occupancy at Shadeland decreased to 86% at December 31, 1995 as compared to 96% at December 31, 1994. However, the average net rental rates for the current period increased to $10.36 per square foot as compared to $10.31 per square foot for the comparable period.

Operating expenses at Shadeland increased $12,366 to $284,774 for the current period as compared to $272,408 for the comparable period. The increase was due to an increase in property taxes

Greenbrier Towers

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

The Partnership's share of the joint venture income consisted of $363,012 in revenue and $937,247 in operating expenses offset by the recognition of a $693,497 gain on debt forgiveness. The 1995 operating expenses include a $460,567 writedown for asset impairment in connection with the foreclosure.

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

Interest

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews, and Shadeland of $623,078, $820,250 and $389,398, respectively, and interest on the Cash Flow Protector Loan from the USF&G General Partner and the General Partner loans of $308,704. Interest expense decreased $145,125 for the current period as compared to the comparable period. The decrease is primarily due to the loan modification during the fourth quarter of 1994 which reduced the interest rate on the NEBC loan.

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

Item 8.    Financial Statements and Supplementary Data.

                   Index to Financial Statements and Schedules

                                                                           Page
USF&G/Legg Mason Realty Partners Limited Partnership
      Report of Independent Auditors                                        20
      Balance Sheets - December 31, 1996 and December 31, 1995              21
      Statements of Operations - For the years ended
        December 31, 1996, December 31, 1995, and December 31, 1994         22
      Statements of Partners' Equity (Deficit) - For the years ended
        December 31, 1996, December 31, 1995, and December 31, 1994         23
      Statements of Cash Flows - For the years ended December 31, 1996,
        December 31, 1995, and December 31, 1994                            24
      Notes to Financial Statements                                         25
      Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 1996                                                   39
      Notes to Schedule III - Real Estate and Accumulated Depreciation      40
      Schedule X - Supplementary Statements of Operations Information -
        For the years ended December 31, 1996, December 31, 1995, and
        December 31, 1994                                                   41

All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

Report of Independent Auditors

The Partners
USF&G/Legg Mason Realty Partners Limited Partnership

We have audited the accompanying balance sheets of USF&G/Legg Mason Realty Partners Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the accompanying Index to Financial Statements and Schedules (Item 8). These financial statements and schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USF&G/Legg Mason Realty Partners Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Baltimore, Maryland
March 7, 1997


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                               December 31, 1996         December 31, 1995
Assets                                                         -----------------         -----------------

Real Estate Investments:
  Income Producing Properties - Notes B and G                      $27,801,201              $28,612,932
Cash and Cash Equivalents (including temporary
  investments at December 31, 1996 and 1995 of
  $232,850 and $515,389, respectively) - Note D                        780,727                  887,555
Restricted Cash Escrow - Note G                                        130,356                  192,402
Accounts Receivable, Net - Note A                                      108,082                   68,776
St. Andrews Recovery Receivables - Note J                            1,525,000                        0
Other Assets - Note E                                                  265,668                  259,462
                                                                    ----------               ----------

         Total Assets                                              $30,611,034              $30,021,127
                                                                    ==========               ==========

Liabilities

Mortgages Payable - Note G                                         $20,529,488              $20,595,531
Accounts Payable and Other Liabilities - Note D                      1,262,790                1,406,228
St. Andrews Construction Loan - Note J                               2,790,000                        0
Due to General Partners and Affiliates - Note F                      2,249,346                1,886,808
Cash Flow Protector Loan - Note F                                    4,849,734                4,849,734
                                                                    ----------               ----------
                                                                    31,681,358               28,738,301

Partners' (Deficit) Equity

General Partners                                                      (255,116)                (231,585)
Assignor and Assignee Limited Partners,
  1,094,283 Units Issued and Outstanding                              (815,208)               1,514,411
                                                                     ---------               ----------
                                                                    (1,070,324)               1,282,826
                                                                     ---------               ----------

         Total Liabilities and Partners' (Deficit) Equity          $30,611,034              $30,021,127
                                                                    ==========               ==========





               See accompanying notes to the financial statements.


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                        For the Year Ended    For the Year Ended    For the Year Ended
                                                        December 31, 1996     December 31, 1995     December 31, 1994
                                                        ------------------    ------------------    ------------------
Revenue:

Rental                                                      $ 4,746,531          $ 4,555,170            $ 4,278,341
Interest                                                         20,171               54,148                 29,631
                                                             ----------           ----------             ----------
   Total Revenue                                              4,766,702            4,609,318              4,307,972

Expenses:

Property Operating                                            1,885,432            1,776,155              1,852,158
Recognized Equity in Joint Venture Loss - Note C                      0                    0                566,012
St. Andrews Repair and Legal Costs,
   Net of Recoveries - Note J                                 1,516,240              833,771                165,224
General and Administrative                                      128,365              137,076                130,095
Interest                                                      2,301,904            2,141,430              2,286,555
Depreciation and Amortization                                 1,287,911            1,212,385              1,129,539
                                                             ----------           ----------             ----------
   Total Expenses                                             7,119,852            6,100,817              6,129,583
                                                             ----------           ----------             ----------
      Net Loss                                              $(2,353,150)         $(1,491,499)           $(1,821,611)
                                                             ==========           ==========             ==========

Net Loss Allocated to:

General Partners                                            $   (23,531)         $   (14,915)           $   (18,216)
Assignor and Assignee Limited Partners                       (2,329,619)          (1,476,584)            (1,803,395)
                                                             ----------           ----------             ----------
                                                            $(2,353,150)         $(1,491,499)           $(1,821,611)
                                                             ==========           ==========             ==========

Net Loss per Unit - Note A                                  $     (2.13)         $     (1.35)           $     (1.65)
                                                             ==========           ==========             ==========

Weighted Average Number of Units                              1,094,283            1,094,283              1,094,283
                                                             ==========           ==========             ==========





               See accompanying notes to the financial statements.


                                                         USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                                               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                             Assignor and Assignee Limited Partners          General Partners
                                                                                        Legg
                                                                          USF&G         Mason
                             USF&G          Other          Total          Realty       Realty        Total
                            Limited        Limited        Limited       Partners,     Partners      General
                            Partners      Partners        Partners         Inc.         Inc.       Partners         Total
                            --------      --------        --------      ---------     --------     --------         -----
Partners' Equity
(Deficit) - January
1, 1994                   $1,798,725     $ 2,995,665    $ 4,794,390     $(131,116)    $(67,338)   $(198,454)    $ 4,595,936

   Net Loss                 (695,293)     (1,108,102)    (1,803,395)      (14,573)      (3,643)     (18,216)     (1,821,611)

   Right of
   Presentment at
   book value                 60,821         (60,821)             0             0            0            0               0
                           ---------       ---------      ---------       -------      -------      -------       ---------

Partners' Equity
(Deficit) - December
31, 1994                   1,164,253       1,826,742      2,990,995      (145,689)     (70,981)    (216,670)      2,774,325

   Net Loss                 (588,030)       (888,554)    (1,476,584)      (11,932)      (2,983)     (14,915)     (1,491,499)

   Right of
   Presentment at
   book value                 37,909         (37,909)             0             0            0            0               0
                           ---------       ---------      ---------       -------      -------      -------       ---------

Partners' Equity
(Deficit) - December
31, 1995                     614,132         900,279      1,514,411      (157,621)     (73,964)    (231,585)      1,282,826

   Net Loss                 (957,301)     (1,372,318)    (2,329,619)      (18,825)      (4,706)     (23,531)     (2,353,150)

   Right of
   Presentment at
   book value                 19,163         (19,163)             0             0            0            0               0
                           ---------       ---------      ---------       -------      -------      -------       ---------

Partner's Equity
(Deficit) - December
31, 1996                  $ (324,006)    $  (491,202)    $ (815,208)    $(176,446)    $(78,670)   $(255,116)    $(1,070,324)
                           =========      ==========      =========      ========      =======     ========      ==========





               See accompanying notes to the financial statements.


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                                            For the Year          For the Year        For the Year
                                                                Ended                 Ended               Ended
                                                            December 31,          December 31,        December 31,
                                                                1996                  1995                1994
                                                            ------------          ------------        ------------

Operating Activities
Net Loss                                                     $(2,353,150)          $(1,491,499)        $(1,821,611)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                               1,287,911             1,212,385           1,129,539
   Equity in joint venture loss                                        0                     0             566,012
   Change in net assets and liabilities related
     to operating activities:
      Decrease (increase) in restricted cash escrow               62,046               165,143             (71,000)
      (Decrease) increase in accounts payable and
        other liabilities                                       (143,438)              457,705             187,932
      Increase in due to general partners and
        affiliates                                               362,538               304,702             295,030
      (Increase) decrease in accounts receivable                 (39,306)               58,411               5,857
      Increase in St. Andrews recovery receivables            (1,525,000)                    0                   0
      Increase in other assets                                  (119,516)              (81,311)           (110,089)
                                                              ----------            ----------          ----------

Net Cash (Used in) Provided by Operating Activities           (2,467,915)              625,536             181,670

Investing Activities
     Investment in income producing properties                  (362,870)             (300,857)           (409,980)
     Reimbursement of improvement costs by tenant                      0                     0              85,104
     Contribution to restricted cash reserve                           0                     0            (286,545)
                                                              ----------            ----------          ----------

Net Cash Used in Investing Activities                           (362,870)             (300,857)           (611,421)

Financing Activities
     Mortgage principal payments                                 (66,043)              (60,156)            (59,132)
     Proceeds from general partner loans                               0                     0             200,000
     St. Andrews construction loan advances                    2,790,000                     0                   0
                                                              ----------            ----------          ----------

Net Cash Provided by (Used in) Financing Activities            2,723,957               (60,156)            140,868
                                                              ----------            ----------          ----------

     (Decrease) Increase in Cash and Cash Equivalents           (106,828)              264,523            (288,883)

     Cash and Cash Equivalents, Beginning of Period              887,555               623,032             911,915
                                                              ----------            ----------          ----------

     Cash and Cash Equivalents, End of Period                $   780,727           $   887,555         $   623,032
                                                              ==========            ==========          ==========




               See accompanying notes tothe financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


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

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Certain prior year amounts have been reclassified to conform to the 1996 presentation.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note A - Organization, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

Buildings and improvements are recorded at cost, adjusted for impairments as discussed below. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Improvements are capitalized, and repairs and maintenance are charged to operations as incurred. Leasing commissions are amortized using the straight-line method over the term of the related leases. Capitalized financing costs are amortized using the straight-line method over the term of the related financing. Depreciation and amortization expense of $1,174,602 and $113,309, and $1,115,064 and $97,321 was
recorded during 1996 and 1995, respectively.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. SFAS No. 121 also addresses the accounting for long-lived assets that are to be disposed of. The Partnership adopted the standard in the first quarter of 1996. Adoption of this standard did not have a material effect on the financial statements of the Partnership.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the lease terms. The accounts receivable related to the recording of rental revenue on a straight-line basis totaled $70,256 and $41,811 at December 31, 1996 and 1995, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


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

The General Partners are entitled to the beneficial rights attributable to Units purchased under the Right of Presentment Program including the rights to cash distributions and a percentage of the Partnership's income, gains, losses, deductions, credits, and distributions. As of December 31, 1996, the General Partners have repurchased Units under the Right of Presentment Program as follows:

                             USF&G Realty     Legg Mason Realty
June 30    Price per Unit    Partners, Inc.   Partners, Inc.        Total Price
-------    --------------    --------------   -----------------     -----------

 1996         $ 4.39            13,886             69,930             $367,952
 1995         $ 4.18            13,886             42,314             $234,916
 1994         $ 4.17            13,886                  -             $ 57,905
 1993         $ 9.53            13,886                  -             $132,334
 1992         $11.27             1,070                  -             $ 12,059
                                ------            -------
                                56,614            112,244
                                ======            =======

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

                                December 31, 1996


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

The following table sets forth summarized financial information for NEBC, St. Andrews and Shadeland, the three Properties owned directly by the Partnership, at December 31, 1996 and 1995:

                                              1996                   1995
                                              ----                   ----

Buildings and improvements                 $29,406,342            $29,118,982
Land                                         5,444,913              5,444,913
                                            ----------             ----------
                                            34,851,255             34,563,895
Less:  Accumulated depreciation             (7,050,054)            (5,950,963)
                                            ----------             ----------
                                           $27,801,201            $28,612,932
                                            ==========             ==========

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note B - Income Producing Properties (Continued)

Operating leases with tenants at NEBC and Shadeland range in term from one to five and one to twenty years, respectively. The lease term at St. Andrews ranges in term from seven to twelve months. The General Partners expect that in the normal course of business these leases will be renewed or replaced by other leases. Fixed future minimum rents to be received under existing leases at December 31, 1996 are as follows:

               1997                                   $2,800,742
               1998                                    1,464,286
               1999                                    1,102,898
               2000                                      841,816
               2001                                      589,630
               Thereafter                                184,861
                                                       ---------
                                                      $6,984,233
                                                       =========

Note C - Investment in Joint Venture

On May 16, 1989, the Partnership entered into a general partnership agreement (the "Greenbrier Joint Venture") with Greenbrier Towers Fidelity Associates Limited Partnership ("Fidelity"), an affiliate of the USF&G General Partner, to acquire, own and operate Greenbrier Towers (the "Property"), two existing office buildings in Chesapeake, Virginia. The Partnership and Fidelity (the "Joint Venture Partners") each owned a 50% general partnership interest in Greenbrier Joint Venture. The Partnership accounts for its investment in Greenbrier Joint Venture using the equity method.

On May 17, 1989, Greenbrier Joint Venture acquired Greenbrier Towers from an unaffiliated seller for a gross purchase price of $23,200,000. In connection with the acquisition, the Partnership and Fidelity were each required to initially contribute approximately $5,150,000. The Joint Venture financed the remaining purchase price with a $13,000,000 mortgage loan.

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note C - Investment in Joint Venture (Continued)

Results of operations on a going concern basis were reflected in the statements of operations through December 31, 1995. Subsequent to April 26, 1995, no additional operating activity other than the payment of ordinary business expenses was recorded in the Greenbrier Joint Venture's records. The Partnership's share of the Greenbrier Joint Venture's net assets in liquidation at December 31, 1995 included cash and an insurance reimbursement receivable which were held for the benefit of the lender. The Joint Venture Partners transferred the remaining net assets at December 31, 1995, excluding obligations to other third parties, to Prudential in return for an indemnification of liability during 1996. The Joint Venture Partners dissolved the Greenbrier Joint Venture during 1996.

The following table discloses summarized information as to the Partnership's equity in the revenue and expenses of Greenbrier Joint Venture for the dates and periods indicated:

                                         For the Year Ended  For the Year Ended
                                         December 31, 1995   December 31, 1994
                                         ------------------  ------------------
Statements of Operations

Gross revenue                                $ 363,012           $1,099,116
Less expenses:
   Property operating                          152,572              425,794
   Depreciation/amortization                    90,224              345,851
   Interest                                    233,884              664,795
   Writedown                                   460,567              348,450
                                              --------           ----------
Total expenses                                 937,247            1,784,890
                                              --------           ----------
Gain on debt forgiveness                       693,497                    0
                                              --------           ----------

Equity in joint venture income (loss)          119,262             (685,774)
                                              --------           ----------
(Decrease) increase in cumulative
   unrecognized joint venture loss            (119,262)             119,762
                                              --------           ----------

Recognized equity in joint venture loss      $       0          $  (566,012)
                                              ========           ==========

Unrecognized equity in joint venture loss    $     500          $   119,762
                                              ========           ==========

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note C - Investment in Joint Venture (Continued)

The Partnership's total equity in the revenue and expenses of the Greenbrier Joint Venture for the period ended December 31, 1994 was $119,262. The Partnership recognized $119,262 of the 1994 suspended joint venture loss carry forward in 1995 since full recognition would cause the investment in joint venture to fall below zero. The additional loss carry forward was not recognized since no additional net income was earned or additional capital contributed. The remaining net liabilities of the Greenbrier Joint Venture were non-recourse to the Greenbrier Joint Venture and the Partnership. As a result, the Partnership has no obligation to share in these liabilities.

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

 Restricted Cash Escrow -                 Note G

 Accounts Receivable -                    Note A

 Mortgages Payable -                      Note G

 Accounts Payable and Other Liabilities - Includes accounts payable, accrued expenses, prepaid rent and security
                                          deposits.

 Due to General Partners and Affiliates - Note F

 Cash Flow Protector Loan -               Note F

Note E - Other Assets

Other assets consist of deposits, leasing commissions, and capitalized financing costs. As of December 31, 1996 and 1995, capitalized financing costs and leasing commissions totaled $539,910 and $488,385, respectively and related accumulated amortization totaled $290,942 and $245,623, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


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

                                December 31, 1996


Note F - Related Party Transactions (Continued)

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                      For the Year Ended  For the Year Ended  For the Year Ended
                      December 31, 1996   December 31, 1995   December 31, 1994
                      ------------------  ------------------  ------------------

Charged to expenses:
  Operating expenses      $  78,898           $  85,455           $  80,219
  Interest expense          475,068             308,704             292,790
  Asset management fee:
    Current                       0                   0                 181
    Deferred                      0                   0                   0



Due to General Partners and affiliates consists of the following as of the dates indicated:

                                                           December 31, 1996      December 31, 1995
                                                           -----------------      -----------------

General Partner Loans                                        $   200,000             $  200,000
Accrued Interest on General Partner Loans                         36,045                 19,503
Accrued Interest on the St. Andrews Construction Loan             42,548                      0
Operating Expenses                                                21,727                 10,060
                                                              ----------             ----------
                                                                 300,320                229,563
                                                              ----------             ----------

Asset Management Fees                                            423,990                423,990
Accrued Interest on the Cash Flow Protector Loan               1,525,036              1,233,255
                                                              ----------             ----------
  Amounts Subordinate to the return of Unitholder
  contributions                                                1,949,026              1,657,245
                                                              ----------             ----------
                                                              $2,249,346             $1,886,808
                                                               =========              =========


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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note F - Related Party Transactions (Continued)

In connection with the loan modification at NEBC executed in the fourth quarter of 1994 (see Note G), the General Partners, USF&G Realty Partners, Inc., and Legg Mason Realty Partners, Inc. provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners are in the form of loans from each General Partner which accrue interest at the prime rate and mature August 15, 1999. The Partnership's obligation to make interest and principal payments under the loans is limited to the extent of available NEBC reserves and escrows and sale or refinancing proceeds (as defined in the Partnership Agreement) attributable to the NEBC property. It is assumed the carrying value of these financial instruments approximates their fair value.

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



Note G - Mortgage Payables

Mortgages payable consists of the following as of the dates indicated:

                                                                        December 31, 1996      December 31, 1995
                                                                        -----------------      -----------------

Mortgage loan, secured by Northeast Business Campus,
     due August 15, 1999, interest at 8.00% (1)                             $7,975,000             $7,975,000

Mortgage loan, secured by St. Andrews at Westwood,
     due September 1, 1997, interest at 9.65%(2)                             8,500,000              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail Center,
     originally due January 1, 1997, interest at 9.375% (3)                  4,054,488              4,120,531
                                                                            ----------             ----------
                                                                           $20,529,488            $20,595,531
                                                                            ==========             ==========


(1) Interest only is payable monthly in the amount of $53,167 through August 15, 1997 with payments thereafter of $59,813 through August 15, 1999.

(2) Interest only is payable monthly in the amount of $68,354 over the life of the loan.

(3) Monthly payments of $37,463, including principal and interest, are based upon a 30-year amortization period. Principal payments of $66,043 and $60,156 were made in 1996 and 1995, respectively. The loan was extended until April 1, 1997 during the fourth quarter of 1996.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note G - Mortgage Payables (Continued)

On October 25, 1994, the Partnership executed a loan modification with the NEBC lender to modify the NEBC mortgage. Under the terms of the loan restructuring, the interest rate was reduced from 9.96% to 8% effective February 15, 1994, the maturity date and principal balance remain unchanged, and the loan may be repaid by the Partnership, at anytime, without penalty. In order to obtain the loan modification, the Partnership agreed to permit the lender to participate in sales proceeds above the outstanding debt and closing costs. The lender will be entitled to receive 60% of the first $1,500,000, 40% of the next $500,000 and 10% thereafter of the remaining proceeds. In connection with the loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At December 31, 1996, the lender held a total of $130,356 of restricted cash escrow which included $8,246 in reserves and $122,110 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender.

The mortgage loans are non-recourse obligations. It is assumed the carrying value of these financial instruments approximates their fair value. Interest expense of $1,826,836, $1,832,726 and $1,993,765 was incurred on these mortgages for the years ended December 31, 1996, 1995 and 1994, respectively. Interest expense of $1,873,996, $1,815,419 and $1,928,544 was paid for the years ended December 31, 1996, 1995 and 1994, respectively.

The General Partners anticipate that the balloon or principal balance payments required on the mortgage loans at maturity will require an extension of the existing mortgage loans or sale or refinancing of the property to which each loan relates at such time. Maturities of mortgages payable as of December 31, 1996 are summarized as follows:

                1997                                   $12,581,340
                1998                                        84,975
                1999                                     7,863,173
                                                       -----------
                                                       $20,529,488
                                                       ===========

Note H - Distribution to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note H - Distribution to Partners (Continued)

As of December 31, 1996, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represented a cumulative return of 2% on invested capital for each calendar period through the quarter ended July 13, 1993. No distributions were made during 1996, 1995 or 1994.

Under Section 4.4 of the Partnership Agreement, distributions of sale or refinancing proceeds are applied first to discharge the mortgage obligation of the property sold or refinanced, then to discharge the debts and obligations of the Partnership, including the St. Andrews construction loan, General Partner loans and the Cash Flow Protector Loan, and to fund reserves for contingent liabilities to the extent deemed reasonable by the General Partners. The remaining sale or refinancing proceeds, if any, will be distributed to the Unitholders. It is anticipated that any remaining proceeds will not be sufficient to return the full amount of the Unitholders invested capital.

Note I - Reconciliation of Financial Statement Basis Net Loss and Partners' (Deficit) Equity to Federal Income Tax Basis Net Loss and Partners' Equity



Reconciliation of financial statement basis net loss to federal income tax basis net loss for the years indicated:

                                                         For the Year          For the Year        For the Year
                                                             Ended                 Ended               Ended
                                                         December 31,          December 31,        December 31,
                                                             1996                  1995                1994
                                                         ------------          ------------        ------------

Net loss - financial statement basis                     $(2,353,150)          $(1,491,499)        $(1,821,611)
(Excess) shortfall financial statement basis
   equity in joint venture earnings over tax
   basis equity in joint venture loss                              0            (3,348,074)            110,142
(Shortfall) excess financial statement basis
   rental income over tax basis rental income                (10,204)              (14,490)             18,548
Shortfall financial statement basis expenses
   over tax basis expenses                                  (100,520)              (71,868)            (85,069)
                                                          ----------            ----------          ----------
Net loss - federal income tax basis                      $(2,463,874)          $(4,925,931)        $(1,777,990)
                                                          ==========            ==========          ==========


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996



Note I -   Reconciliation of Financial Statement Basis Net Loss and Partners'
           (Deficit) Equity to Federal Income Tax Basis Net Loss and Partners'
           Equity (Continued)

Reconciliation of financial statement basis partners' (deficit) equity to federal income tax basis partners' equity as of the dates indicated:

                                                           December 31, 1996   December 31, 1995   December 31, 1994
                                                           -----------------   -----------------   -----------------

Total partners' (deficit) equity - financial
    statement basis                                           $(1,070,324)        $1,282,826          $ 2,774,325
Capitalization of selling commissions and
    offering costs as a non-amortizable
    intangible asset for federal income tax basis
    statements                                                  2,068,118          2,068,118            2,068,118
Current year excess financial statement basis
    net loss over tax basis net loss                             (110,724)        (3,434,432)              43,621
Prior years cumulative excess financial
    statement basis net loss over tax basis net loss            4,836,010          8,270,442            8,226,821
                                                               ----------         ----------          -----------
Total partners' equity - federal income tax basis             $ 5,723,080         $8,186,954          $13,112,885
                                                               ==========          =========           ==========


Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

Note J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Repairs began during the third quarter of 1995 and were complete by the end of 1996. During 1995, modifications to the original construction contract were made to install new windows, replace the roofs and repair and replace the underlying wooden structures as necessary on all the buildings. The 1995 modifications resulted in a $617,600 increase in the $3,000,000 base contract. Additional modifications to repair damaged drywall and make miscellaneous exterior repairs were made during 1996 which increased the total construction contract modifications by $208,900 to $826,500. During the third quarter of 1996, a $113,000 credit was issued to adjust the unit pricing on select items of a 1995 modification. This decreased the construction contract modifications to $713,500. The total completed contract cost is now approximately $3,700,000.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1996


Note J - St. Andrews Repair and Legal Costs (Continued)

The Partnership has incurred significant costs to date, including construction and engineering expenses, in connection with assessing and repairing the construction problems and pursuing legal remedies. The Partnership has recovered $2,232,500 in settlements from responsible parties, including settlement receipts of $80,000 in 1996, $565,000 during 1995 and $62,500 during 1994. In addition to the $80,000 in settlements received during 1996, settlement agreements of $1,525,000 which were reached during 1997 were used to offset 1996 construction costs incurred and are included in the $2,232,500. A receivable of $1,525,000 was established for these settlements at December 31, 1996 of which $1,350,000 was received by March 7, 1997. The settlements recovered during 1995 included a $100,000 settlement in the third quarter from an affiliate of the USF&G General Partner as discussed in Note F. Settlement recoveries are used to offset construction costs incurred.

During 1996, the Partnership incurred approximately $3,269,000 and $352,000 of St. Andrews repair and legal costs, respectively, $500,000 of which were offset by an insurance recovery and $1,605,000 of settlement recoveries from responsible parties. The Partnership incurred approximately $1,162,000 and $237,000 of St. Andrews repair and legal costs, respectively, during 1995, $565,000 which were offset by settlements received during 1995. The Partnership also incurred approximately $118,000 and $110,000 of St. Andrews engineering and legal costs during 1994 which were offset by recoveries of $62,500.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its term, the loan will mature September 1, 1997 and pay interest monthly on advanced funds at 9.0% per annum. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sale or refinancing proceeds. As of December 31, 1996, advances of $2,790,000 had been made. As of December 31, 1995, no draws on this loan had been made. Interest expense of $166,745 was incurred and interest payments totaling $124,198 were made on this loan for the year ended December 31, 1996.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
             Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996

Column A                Column B       Column C                  Column D                   Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                       Initial Cost              Costs Capitalized          Gross Amount at which carried
                                       to Partnership            Subsequent to Acquisition  at December 31, 1996 (1)
                                       --------------------------------------------------------------------------------------------
                                                   Building &                                           Building &
Description             Encumbrances   Land        Improvements  Improvements Adjustments   Land        Improvements   Totals (3)
-----------------------------------------------------------------------------------------------------------------------------------

Northeast Business
Campus Office/Service
Center, Columbus, Ohio  $ 7,975,000    $2,398,944  $11,516,043   $1,142,597   $(4,773,511)  $1,339,944  $ 8,944,129    $10,284,073

St. Andrews Apartments
at Westwood
Orlando, Florida        $ 8,500,000    $2,527,918  $11,516,066   $  276,465   $  (160,000)  $2,527,918  $11,632,531    $14,160,449

Shadeland Retail
Shopping Center
Indianapolis, Indiana   $ 4,054,488    $1,577,051  $ 8,628,943   $  315,204   $  (114,465)  $1,577,051  $ 8,829,682    $10,406,733
                        ----------------------------------------------------------------------------------------------------------
                        $20,529,488    $6,503,913  $31,661,052   $1,734,266   $(5,047,976)  $5,444,913  $29,406,342    $34,851,255


Column F         Column G       Column H     Column I
-------------------------------------------------------------------------------
Accumulated      Date of        Date         Depreciable
Depreciation     Construction   Acquired     Life in Years
(2)
--------------------------------------------------------------------------------

$2,423,508       1981, 1984     11/08/88     31.5


$2,763,543       1989           06/28/90     27.5

$1,863,003       1982, 1985     08/01/90     31.5

--------------------------------------------------------------------------------
$7,050,054


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1 - Reconciliation of Real Estate:

                                                           For the Year Ended
                                                           December 31, 1996
                                                           ------------------

Balance at beginning of period                                 $34,563,895

Additions (deductions) during the period:

   - Improvements                                                  362,871

   - Write-off fully depreciated real estate                       (75,511)
                                                                ----------

Balance at end of period                                       $34,851,255
                                                                ==========

Note 2 - Reconciliation of Accumulated Depreciation:

                                                           For the Year Ended
                                                           December 31, 1996
                                                           ------------------

Balance at beginning of period                                  $5,950,963

Depreciation expense for the period                              1,174,602

Write-off fully depreciated real estate                            (75,511)
                                                                 ---------

Balance at end of period                                        $7,050,054
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

Note 4 - Carrying Cost Adjustments:

There were no payments received or due during 1996 pursuant to seller net operating income guarantees. For financial reporting purposes, payments received pursuant to seller net operating income guarantees are recorded as adjustments to the carrying value of the property. Guarantee payments of $160,000 related to St. Andrews were received during 1991. In addition, a net writedown of $4,043,000 was made during 1993 to adjust the carrying value of the NEBC investment to appraised value. An adjustment of $75,511 was made to the carrying value of NEBC to account for the write-off of fully depreciated real estate in 1996.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

         SCHEDULE X - SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

              For the Years Ended December 31, 1996, 1995, and 1994


Supplementary statements of operations information is as follows:

                                                      Column B -
                                                   Charged to Costs
Column A - Item                                      and Expenses

                                            1996         1995        1994
                                            ----         ----        ----

1.   Maintenance and repairs              $386,424     $357,209    $390,082
                                           =======      =======     =======

2.   Real estate property taxes           $434,025     $457,417    $487,280
                                           =======      =======     =======

Item 9. Change In and Disagreements With Accountants on Accounting and Financial Disclosures.

The USF&G/Legg Mason Realty Partners Limited Partnership has not changed accountants since inception, nor have they had disagreements on any matter of accounting principle, practice, financial statement disclosure, or audit scope or procedure.

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

            Officers and Directors of USF&G Realty Partners, Inc. and
                      USF&G Assignor Limited Partner, Inc.

Dan L. Hale, age 53, has been President and a director of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. since 1991. He is also Chief Financial Officer of USF&G Corporation. Mr. Hale joined USF&G in February 1991 from the Chase Manhattan Corporation where he was President and Chief Executive Officer of the Chase Manhattan Leasing Company. Before joining Chase in 1988, Mr. Hale was a Managing Director of the Kidder Peabody Group of General Electric Company. He also served as a Senior Vice President and General Manager of the General Electric Capital Corporation's Corporate Finance Services Division, and Vice President and General Manager of their Commercial Financing Division. Mr. Hale holds a B.A. degree from Yale University.

Charles R. Werhane, age 42, has been Vice President and a director of USF&G Realty Partners, Inc. and Vice President of USF&G Assignor Limited Partner, Inc. since 1991. He is Vice President and Director of USF&G Realty, Inc., and is President and CEO of USF&G Realty Advisors. Prior to joining USF&G in 1989, Mr. Werhane was Vice President of the Real Estate Division of M Bank in Houston, Texas, and from 1981 through 1988, he was associated with Western Bank in Houston, Texas. Mr. Werhane holds a B.B.A. in Finance from the University of Wisconsin, and a M.A. from Southern Methodist University's Southwestern Graduate School of Banking.

John F. Hoffen, age 45, is Secretary of USF&G Realty Partners, Inc., USF&G Assignor Limited Partner, Inc. and USF&G Realty, Inc. Mr. Hoffen has been Corporate Secretary of USF&G since August, 1991. Mr. Hoffen joined USF&G in 1982, as a Tax Superintendent, and in 1989 was named Assistant Secretary. Prior to joining USF&G, Mr. Hoffen was a Senior Tax Accountant with Monumental Life Insurance Company. Mr. Hoffen holds a B.S. in Accounting from Loyola College, a M.A. in Taxation and a J.D. from the University of Baltimore. Mr. Hoffen has been a member of the Maryland Bar since December, 1987.

Toby Slodden, age 39, is Vice President and Treasurer of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. Mr. Slodden joined USF&G in 1993 and is currently Assistant Treasurer of USF&G Corporation. Prior to joining USF&G, Mr. Slodden spent eight years working for American Express Company and its various subsidiaries, most recently serving as First Vice President of Shearson Lehman Brothers. Mr. Slodden holds a MBA from The Wharton School and a B.S. in Engineering from the University of Massachusetts.

Joseph A. Wesolowski, age 39, has been Vice President and a director of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. since 1991. Mr. Wesolowski joined USF&G in January 1990 as Director of Financial Analysis of USF&G Realty Advisors and currently serves as Senior Vice President/Chief Financial Officer. Prior to joining USF&G, Mr. Wesolowski was the Chief Financial Officer for Century Engineering, Inc. From 1983 to 1988, Mr. Wesolowski held various positions at McCormick & Company, Inc., most recently serving as Controller for its subsidiary McCormick Properties, Inc. Mr. Wesolowski is a Certified Public Accountant and holds a B.A. degree in Accounting from Loyola College, and a Masters of Administrative Science from the Johns Hopkins University.

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

           Officers and Directors of Legg Mason Realty Partners, Inc.

Richard J. Himelfarb, age 55, has been President and a director of Legg Mason Realty Partners, Inc. since 1988. He is a Senior Executive Vice President and a director of Legg Mason, Inc. and Legg Mason Wood Walker, Inc. Mr. Himelfarb has senior management responsibility for the Corporate Finance, Real Estate Finance and Direct Investments Departments of Legg Mason Wood Walker, Inc. From 1972 until he joined Legg Mason, Inc. in 1983, Mr. Himelfarb was a partner in the Baltimore law firm where he served as senior outside counsel for Legg Mason, Inc. He is a graduate of the Johns Hopkins University and the Yale Law School.

Audrey B. Drossner, age 40, who joined Legg Mason, Inc. in 1987, has been Vice President, Treasurer and a director of Legg Mason Realty Partners, Inc. since 1988. She is Vice President of Legg Mason Wood Walker, Inc. From 1983 through 1987, she served as a Manager in the tax department of Coopers and Lybrand, Baltimore, Maryland. Ms. Drossner is a graduate of the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Gerard F. Petrik, Jr., age 38, is Secretary and a director of Legg Mason Realty Partners, Inc. and Legg Mason Realty Capital, Inc. He is Vice President of Legg Mason Wood Walker, Inc. Mr. Petrik joined Legg Mason in April 1987 and serves as Manager of the Direct Investments Department. Prior to his employment at Legg Mason, Mr. Petrik was a Senior Associate at Paine Webber Properties, Inc. Mr. Petrik received his undergraduate and graduate degrees from Loyola College.

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

(b)        Security Ownership of Management

                                                                          Amount and Nature        Percent
                                                                                 of                   of
Title of Class            Beneficial Owner                               Beneficial Ownership       Class
--------------            ----------------                               --------------------      -------

Assignee Limited
Partnership Interests
$25 per Unit              Fidelity & Guaranty Life Insurance Company         400,000 Units           37%
$25 per Unit              USF&G Realty Partners, Inc.                         56,614 Units            5%
$25 per Unit              Legg Mason Realty Partners, Inc.                   112,244 Units           10%


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

           For a discussion of compensation to or accrued for the benefit of the General Partners or affiliates in 1996, 1995, and 1994 refer to Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from Part II, "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

10.36 Lease Amendment dated December 31, 1983 between Shadeland Station Associates and Marsh Supermarkets, Ind. (including as an Exhibit thereto, Leasse Agreement between Shadeland Station Developers and Marsh Supermarkets, Inc. dated August 31, 1981) (7)

10.37 First Lease Amendment dated December 29, 1983 between Shadeland Station Associates and Peoples Drug Stores, Incorporated (including as an Exhibit thereto, Lease Agreement between Shadeland Station Developers and Peoples Drug Stores, Incorporated dated September 17,
           1981) (7)

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

10.40 Management and Leasing Agreement between the Partnership and ROI Realty Services, Inc. dated as of November 1, 1991 (8)

10.41 Loan Extension Agreement between Shadeland Station Retail and IDS Financial Corporation dated as of November 18, 1991 (8)

10.42 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and Summit Management Company dated as of December 1, 1993 (10)

10.43 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and Mathews Click Bauman, Inc. dated as of January 3, 1994 but effective as of July 1, 1993 (10)

10.46 Amended and Restated Note Secured by Mortgage dated 10/25/94 with Prudential Insurance Company of America (11)

10.50 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and F.C. Tucker Company, Inc. dated as of April 1, 1996

10.51 Loan Extension Agreement between Shadeland Shopping Center and IDS Life Insurance Company dated as of December 17, 1996

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

28.14 Appraisal Update of Shadeland Station Shopping Center at November 1, 1992 (9)

28.15      Appraisal Update of Northeast Business Campus at
           December 1, 1993 (10)

28.17      Appraisal Update of St. Andrews at Westwood at December 1, 1993 (10)

28.18 Appraisal Update of Shadeland Station Shopping Center at December 1, 1993 (10)

28.19      Appraisal Update of Northeast Business Campus at
           December 1, 1994 (11)

28.21      Appraisal Update of St. Andrews at Westwood at December 1, 1994 (11)

28.22 Appraisal Update of Shadeland Station Shopping Center at December 1, 1994 (11)

28.23      Appraisal of Northeast Business Campus at December 1, 1995 (12)

28.24      Appraisal of St. Andrews at Westwood at December 1, 1995 (12)

28.25 Appraisal Update of Shadeland Station Shopping Center at December 1, 1995 (12)

28.26      Appraisal of Northeast Business Campus at December 1, 1996

28.27      Appraisal of St. Andrews at Westwood at December 1, 1996

28.28      Appraisal of Shadeland Station Shopping Center at December 1, 1996

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           (File No. 33-21623)

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

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

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

                                                ______________________________

                                                Dan L. Hale, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  Title
Signature     (Position Within USF&G Realty Partners, Inc.)          Date
---------     ---------------------------------------------          ----



                          President and Director
_______________           (Chief Executive Officer)                _________

Dan L. Hale



_______________           Vice President and Director              __________

Charles R. Werhane



                          Vice President and Director
_________________         (Chief Financial and Accounting Officer)  _________

Joseph A. Wesolowski

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

                                  Title
Signature     (Position Within USF&G Realty Partners, Inc.)            Date
---------     ---------------------------------------------            ----


                             President and Director
/s/ Dan L. Hale              (Chief Executive Officer)                ________
---------------
Dan L. Hale



/s/ Charles R. Werhane       Vice President and Director             _________
----------------------
Charles R. Werhane



                             Vice President and Director
/s/ Joseph A. Wesolowski    (Chief Financial and Accounting Officer) __________
------------------------
Joseph A. Wesolowski

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

                                              ________________________________

                                              Richard J. Himelfarb, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Title
Signature    (Position Within Legg Mason Realty Partners, Inc.)        Date
---------    -------------------------------------------------         ----


                            President and Director
____________________        (Chief Executive Officer)                 _________

Richard J. Himelfarb



                            Vice President, Treasurer and Director
____________________        (Chief Financial and Accounting Officer)  _________

Audrey B. Drossner



___________________         Secretary and Director                   __________

Gerard F. Petrik, Jr.

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

                                  Title
Signature      (Position Within Legg Mason Realty Partners, Inc.)       Date
---------      --------------------------------------------------       ----


                             President and Director
/s/ Richard J. Himelfarb     (Chief Executive Officer)                _________
------------------------
Richard J. Himelfarb



                             Vice President, Treasurer and Director
/s/ Audrey B. Drossner       (Chief Financial and Accounting Officer) _________
----------------------
Audrey B. Drossner



/s/ Gerard F. Petrik, Jr.    Secretary and Director                   _________
-------------------------
Gerard F. Petrik, Jr.