Form 10-Q
period 1997-03-31
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1997-05-15
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

           Maryland                                     75-2228850
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

        6225 Smith Avenue
             LB0101
       Baltimore, Maryland                                21209
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (410) 205-6900

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets -- March 31, 1997 and December 31, 1996

           Statements of Operations -- For the three months ended March 31, 1997 and March 31, 1996

           Statements of Cash Flows -- For the three months ended March 31, 1997 and March 31, 1996

           Notes to Financial Statements -- March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           The Partnership did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                                                       (Unaudited)
                                                                      March 31, 1997       December 31, 1996
                                                                      --------------       -----------------
Assets

Real Estate Investments:
     Income Producing Properties - Notes B                              $27,577,786           $27,801,201
Cash and Cash Equivalents (including temporary
     investments at March 31, 1997 and December 31,
     1996 of $648,661 and $232,850, respectively) - Note C                1,261,762               780,727
Restricted Cash Escrow - Note E                                              54,156               130,356
Accounts Receivable, Net                                                    198,477               108,082
St. Andrews Recovery Receivables - Note J                                   175,000             1,525,000
Other Assets                                                                326,394               265,668
                                                                         ----------            ----------
     Total Assets                                                       $29,593,575           $30,611,034
                                                                         ==========            ==========

Liabilities

Mortgages Payable - Note E                                              $20,517,868           $20,529,488
Accounts Payable and Other Liabilities                                    1,053,159             1,262,790
St. Andrews Construction Loan - Note J                                    2,232,000             2,790,000
Due to General Partners and Affiliates - Note D                           2,297,877             2,249,346
Cash Flow Protector Loan - Note G                                         4,849,734             4,849,734
                                                                         ----------            ----------
                                                                        $30,950,638           $31,681,358

Partners' (Deficit) Equity

General Partners                                                        $  (257,983)          $  (255,116)
Assignor and Assignee Limited Partners,
    1,094,283 Units Issued and Outstanding                               (1,099,080)             (815,208)
                                                                         ----------            ----------
                                                                         (1,357,063)           (1,070,324)
                                                                         ----------            ----------

Total Liabilities and Partners' (Deficit) Equity                        $29,593,575           $30,611,034
                                                                         ==========            ==========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                 For the Three             For the Three
                                                                 Months Ended              Months Ended
                                                                March 31, 1997            March 31, 1996
                                                                --------------            --------------

REVENUE:
  Rental                                                          $1,189,089                 $1,142,296
  Interest                                                             4,933                      5,878
                                                                   ---------                  ---------
    Total Revenue                                                  1,194,022                  1,148,174

EXPENSES:
  Property Operating - Note D                                        505,370                    511,207
  St. Andrews Repair and Legal Costs, Net of
    Recoveries - Note J                                               28,576                  1,259,109
  General and Administrative                                          32,601                     33,281
  Interest - Notes D and E                                           593,216                    540,721
  Depreciation and Amortization                                      320,998                    305,867
                                                                  ----------                 ----------
   Total Expenses                                                  1,480,761                  2,650,185
                                                                  ----------                 ----------
        NET LOSS                                                 $  (286,739)               $(1,502,011)
                                                                  ==========                 ==========

Net Loss Allocated to:
  General Partners                                               $    (2,867)               $   (15,020)
  Assignor and Assignee Limited Partners                            (283,872)                (1,486,991)
                                                                  ----------                 ----------
                                                                 $  (286,739)               $(1,502,011)
                                                                  ==========                 ==========

Net Loss per Unit -- Note A                                      $      (.26)               $     (1.36)
                                                                  ==========                 ==========

Weighted Average Number of Units                                   1,094,283                  1,094,283
                                                                  ==========                 ==========





               See accompanying notes to the financial statements.

              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 For the Three             For the Three
                                                                  Months Ended              Months Ended
                                                                 March 31, 1997            March 31, 1996
                                                                 --------------            --------------

Operating Activities
  Net Loss                                                        $   (286,739)              $(1,502,011)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                        320,998                   305,867
  Change in net assets and liabilities related to
    operating activities:
    Decrease in restricted cash escrow                                  76,200                    42,114
    Increase in due to general partners and affiliates                  48,531                    85,106
    (Decrease) increase in accounts payable and other
      liabilities                                                     (209,631)                  664,257
    Increase in accounts receivable                                    (90,395)                   (5,256)
    Decrease in St. Andrews recovery receivables                     1,350,000                         0
    Increase in other assets                                           (87,053)                  (21,072)
                                                                     ---------                ----------

Net Cash Provided by (Used in) Operating Activities                  1,121,911                  (430,995)
                                                                     ---------                ----------

Investing Activities
  Investment in income producing properties                            (71,256)                  (74,374)
                                                                     ---------                ----------

Net Cash Used in Investing Activities                                  (71,256)                  (74,374)
                                                                     ---------                ----------

Financing Activities
  Mortgage principal payments                                          (11,620)                  (15,937)
  St. Andrews Construction Loan Advances                               215,000                   700,000
  St. Andrews Construction Loan Principal Payments                    (773,000)                        0
                                                                     ---------                ----------

Net Cash (Used in) Provided by Financing Activities                   (569,620)                  684,063
                                                                     ---------                ----------

Increase in Cash and Cash Equivalents                                  481,035                   178,694

Cash and Cash Equivalents, Beginning of Period                         780,727                   887,555
                                                                     ---------                ----------

Cash and Cash Equivalents, End of Period                            $1,261,762               $ 1,066,249
                                                                     =========                ==========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. The standard was issued to change the current method used by public companies to compute earnings per share. The Partnership does not anticipate that SFAS No. 128 will have any effect on the Partnership's computation of earnings per share.

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1997
                                   (Unaudited)


NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:
                                           March 31, 1997      December 31, 1996
                                           --------------      -----------------

Buildings and Improvements                   $29,477,598          $29,406,342
Land                                           5,444,913            5,444,913
                                              ----------           ----------
                                              34,922,511           34,851,255
Less:  Accumulated depreciation               (7,344,725)          (7,050,054)
                                              ----------           ----------
                                             $27,577,786          $27,801,201
                                              ==========           ==========

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursable expenses incurred to the General Partners and their affiliates for the periods indicated:

                                                For the Three Months Ended
                                          March 31, 1997          March 31, 1996
                                          --------------          --------------

Charged to expenses:
  Interest Expense                           $137,493                 $83,439
  Operating Expenses                           25,220                  21,026

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1997
                                   (Unaudited)

NOTE D - Related Party Transactions (Continued)

Due to General Partners and affiliates consists of the following as of the dates indicated:
                                                                    March 31, 1997        December 31, 1996
                                                                    --------------        -----------------

General Partner Loans                                                  $  200,000            $  200,000
Accrued Interest on General Partner Loans                                  40,170                36,045
Accrued Interest on the St. Andrews Construction Loan                      19,231                42,548
Operating Expenses                                                         17,701                21,727
                                                                        ---------             ---------
                                                                          277,102               300,320
                                                                        ---------             ---------
Asset Management Fees                                                     423,990               423,990
Accrued Interest on the Cash Flow Protector Loan                        1,596,785             1,525,036
                                                                        ---------             ---------
  Amounts Subordinate to the return of Unitholder
  contributions                                                         2,020,775             1,949,026
                                                                        ---------             ---------
                                                                       $2,297,877            $2,249,346
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

See Note G for a discussion of the Cash Flow Protector Loan from the USF&G General Partner.

The subordinated amount identified above is subordinate under Section 4.4 of the Partnership Agreement.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1997
                                   (Unaudited)

NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:
                                                                    March 31, 1997        December 31, 1996
                                                                    --------------        -----------------

Mortgage loan, secured by Northeast Business Campus,
  due August 15, 1999, interest at 8.00%                              $ 7,975,000            $ 7,975,000

Mortgage loan, secured by St. Andrews at Westwood,
  due September 1, 1997, interest at 9.65%                              8,500,000              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
  Center, due May 1, 1997, interest at 9.375%                           4,042,868              4,054,488
                                                                       ----------             ----------
                                                                      $20,517,868            $20,529,488
                                                                       ==========             ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $455,723 and $457,282 was incurred on these mortgages for the three months ended March 31, 1997 and 1996, respectively. Interest payments of $427,870 and $461,138 were made for the three months ended March 31, 1997 and 1996, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At March 31, 1997, the lender held a total of $54,156 of restricted cash escrow which included $8,336 in reserves and $45,820 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. See Note D - Related Party Transactions and Note I - Commitments and Contingencies.

The Shadeland Retail Center mortgage loan, originally due January 1, 1997, was extended until April 1, 1997 during the fourth quarter of 1996, and then again extended until May 1, 1997 during the first quarter of 1997. The Partnership obtained a mortgage loan during May 1997 from an unaffiliated lender to refinance the Shadeland Retail Center mortgage loan. The new loan is a $5,000,000, five-year, 7.6% fixed interest rate loan with a 25-year amortization due May 2002.

NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1997
                                   (Unaudited)


NOTE F - Distributions to Partners (Continued)

As of March 31, 1997, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of March 31, 1997, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,596,785 as of March 31, 1997 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

NOTE H - Right of Presentment

The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. As of March 31, 1997, the General Partners have repurchased 168,858 Units under the Right of Presentment Program.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1997
                                   (Unaudited)


NOTE H - Right of Presentment (Continued)

The USF&G General Partner will repurchase Units under the 1997 Right of Presentment at the 1997 Right of Presentment purchase price of $3.48 per unit. If more than 13,886 Units are presented for purchase, 13,886 Units will be purchased by the USF&G General Partner on a pro rata basis from the Unitholders that present. The other General Partner may elect to purchase all or a portion of the excess Units presented up to 455,770 additional Units due to the 50% limit discussed above. Units will be purchased by June 30, 1997. A Certificate of Assignee Units of Limited Partnership Interests representing any Units tendered but not purchased will be issued. The purchasing General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions, and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. For the administrative convenience of the Partnership and Unitholders, the General Partners have modified certain procedures for exercising the Right of Presentment from those outlined in the Prospectus and Partnership Agreement. Presentment is now based upon acceptance of the announced per Unit purchase price. There is no longer a withdrawal period. Unitholders offering Units for purchase must present Units by June 6, 1997.

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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were complete by the end of 1996. The Partnership recognized cumulative costs of $4,549,000 and $699,000 related to assessing and repairing the construction problems and pursuing legal remedies through the three year period ended December 31, 1996. These costs were offset by cumulative settlement and insurance recoveries of $2,732,500. During the first quarter of 1997, the Partnership incurred approximately $19,170 and $9,406 of St. Andrews repair and legal costs, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership cautions readers that certain forward-looking statements are contained in the following discussion and elsewhere in the Form 10-Q and may be contained in future filings with the Securities and Exchange Commission. Forward-looking statements are statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by the Partnership. The Partnership wishes to caution readers not to place undue reliance upon any such forward-looking statements, which are made pursuant to Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

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

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at March 31, 1997 increased $481,035 from December 31, 1996. The increase was primarily due to St. Andrews settlements received during the period offset in part by the net principal repayment on the St. Andrews construction loan and a decline in accounts payable and other liabilities. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows:
(1) decreasing with the funding of lease-up costs and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At March 31, 1997, the lender held $54,156 in reserves and escrows and the Partnership held $411,104 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

The Partnership's ability to compete in each market is affected by the level of cash provided by operations since the level of tenant improvements are limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

Occupancy at Shadeland increased to 88% as of March 31, 1997 as compared to 83% at December 31, 1996. The increase in occupancy was due to a 4,800 square foot American Carpets lease that was executed in November 1996, with the tenant occupying that space in January 1997. The Partnership obtained a mortgage loan during May 1997 from an unaffiliated lender to refinance the existing Shadeland mortgage loan. The new loan is a $5,000,000, five-year, 7.6% fixed interest rate loan with a 25-year amortization. The lender required a $150,000 hold-back for parking lot resurfacing that will begin in the second quarter of 1997. The loan provided total cash proceeds in excess of the current mortgage, closing costs and the parking lot resurfacing hold-back of approximately $795,000. Approximately $250,000 of the excess proceeds may be used to fund certain future additional capital improvement costs and leasing commissions at Shadeland. Of the remaining proceeds of approximately $545,000, the Partnership applied $475,000 to the St. Andrews construction loan and the balance of $70,000 to increase working capital reserves.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contact and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were complete by the end of 1996. The Partnership recognized cumulative costs of $4,549,000 and $699,000 related to assessing and repairing the construction problems and pursuing legal remedies through the three year period ended December 31, 1996. These costs were offset by cumulative settlement and insurance recoveries of $2,732,500. During the first quarter of 1997, the Partnership incurred approximately $19,170 and $9,406 of St. Andrews repair and legal costs, respectively. The 1997 repair costs relate to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. The Partnership may incur these engineering costs related to the construction repairs during the warranty period through the remainder of 1997. The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. During 1997, the Partnership obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the subcontractors as well as against the supervising architect. There can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permits the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional settlements from the Partnership's claims against potentially responsible parties related to the lawsuit, net operating income after reserves, or sale or refinancing proceeds. As of March 31, 1997, the outstanding balance of the construction loan was $2,232,000 and no further advances on the loan are expected. The Partnership made a partial repayment from the excess Shadeland refinancing proceeds discussed above and anticipates additional principal repayments prior to maturity from additional recoveries with respect to the construction deficiency claims. The USF&G General Partner has indicated its current intention to extend the construction loan if the existing mortgage loan is also extended. The St. Andrews mortgage matures September 1, 1997. The Partnership intends to seek an extension of the mortgage loan prior to that date and will continue to evaluate refinancing alternatives.

At March 31, 1997, occupancy at St. Andrews was 98%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 95% to 98%. A new apartment community, The Mission Club, a 352-unit luxury complex is located within one mile of the St. Andrews complex, was completed during the second quarter of 1996. The new complex has had little impact on St. Andrews occupancy and leasing activity has remained strong due to the strength of the market.

Results of Operations
                                  Net Income (Loss)           Net Income (Loss)
                                for the Three Months        for the Three Months
                                Ended March 31, 1997        Ended March 31, 1996
                                --------------------        --------------------

NEBC                                  $ (63,827)                  $   (46,294)
St. Andrews                             (36,957)                     (109,693)
St. Andrews Repair and Legal
  Costs, Net                            (28,576)                   (1,259,109)
Shadeland                                 8,734                        26,204
                                       --------                    ----------
                                      $(120,626)                  $(1,388,892)

Partnership Expense                    (166,113)                     (113,119)
                                       --------                    ----------
                                      $(286,739)                  $(1,502,011)
                                       ========                    ==========

              Three Months Ended March 31, 1997 ("Current Period")
               as compared to March 31, 1996 ("Comparable Period")

The Partnership incurred a net loss of $286,739 for the three months ended March 31, 1997 ("current period"). The decreased net loss was due primarily to the significant St. Andrews repair and legal costs incurred in 1996. These costs were $28,576 during the current period and $1,259,109 during the comparable period. Rental revenue increased $46,793 to $1,189,089 for the current period as compared to $1,142,296 for the three month period ended March 31, 1996 ("the comparable period"). The increased rental revenue was primarily due to higher occupancy and rental rates at St. Andrews during 1997, offset in part by lower expense reimbursements at Shadeland caused by a timing difference in billing the anchor tenants. Property operating expenses decreased $5,837 to $505,370 for the current period from $511,207 for the comparable period. The decreased operating expenses were due to lower grounds and landscaping costs at Shadeland in 1997.

Rental revenue at NEBC decreased $12,193 to $407,400 for the current period as compared to $419,593 for the comparable period. The decrease in rental revenue is due to a lease termination fee from the departure of one tenant prior to lease expiration which was received in the first quarter of 1996. The occupancy at NEBC increased to 93% as of March 31, 1997 as compared to 91% as of March 31, 1996. The occupancy for NEBC's office and service center space at March 31, 1997 was 90% and 100% respectively, as compared to 87% and 100% respectively, at March 31, 1996. The increased occupancy in office space was due primarily to the Express Med expansion into Building 1 during the fourth quarter of 1996. This tenant previously occupied approximately 4,300 square feet in Building 3. Under the terms of the new lease, this tenant initially occupied 14,600 square feet in Building 1 with a commitment to expand into an additional 6,300 square feet in the second quarter of 1997 after the current tenant's lease expires. Express Med's expansion was offset in part by three tenants vacating their premises in Building 1 and a tenant downsizing their space in Building 5 during 1996. The average net rental rate at March 31, 1997 decreased slightly to $8.70 per square foot for office space, excluding free-rent allowances, and to $6.76 per square foot for service center space as compared to $8.71 and $6.83, respectively, at March 31, 1996. The decrease in the office space average rental rates is due to new tenant leases at lower rental rates as a result of lower tenant improvement allowances. The decrease in service center average rental rates is due primarily to a tenant renewal at a lower rental rate. Operating expenses at NEBC decreased $5,301 to $188,318 for the current period as compared to $193,619 for the comparable period.

Rental revenue at St. Andrews increased $85,362 to $513,493 for the current period as compared to $428,131 for the comparable period. The increase in rental revenue was due to the increased occupancy and rental rates for the current period. The average occupancy at St. Andrews was 97% and 89% for the current and comparable periods, respectively. The average monthly rental rate during the current period increased to $638 per unit as compared to $593 during the comparable period due to decreased rental concessions offered during the current period and the strength of the rental market. The number of corporate units increased to forty-three at March 31, 1997 from eleven at March 31, 1996. Operating expenses at St. Andrews increased $8,609 to $229,614 for the current period as compared to $221,005 for the comparable period. The increase in operating expenses was primarily due to an increase in payroll, marketing and leasing expenses and turnover costs offset in part by lower professional fees. Payroll costs were higher due to greater bonuses related to an improved property performance in the last quarter of 1996 as compared to last quarter of 1995. Marketing and leasing expenses were higher due to a greater number of referral fees paid for corporate units in 1997. Turnover costs were higher due to more carpet cleaning and apartment cleaning from an increase in units that were turned over in the current period. Professional fees declined due to fewer tenant evictions in the current period resulting in a lower level of legal expenses.

The Partnership incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties during the comparable period which included approximately $1,698,000 and $62,000 of St. Andrews repair and legal costs, respectively, which were offset in part by insurance recoveries received of $500,000. The Partnership incurred approximately $19,170 and $9,406 of St. Andrews repair and legal costs, respectively, during the current period. No insurance recoveries or settlement payments were netted against these costs in 1997.

Rental revenue at Shadeland decreased $26,376 to $268,196 for the current period as compared to $294,572 for the comparable period. The decrease was primarily due to lower expense reimbursements in the current period caused by a timing difference in billing the anchor tenants. The average rental rate was $10.36 per square foot at March 31, 1997 and $10.55 at March 31, 1996. Occupancy at Shadeland was 88% for the current period as compared to 86% for the comparable period. Operating expenses at Shadeland decreased $9,145 to $87,438 for the current period as compared to $96,583 for the comparable period. The decrease was primarily due to lower grounds and landscaping and maintenance costs offset in part by greater real estate taxes and legal costs. Grounds and landscaping costs decreased due to higher snow removal costs associated with the severe winter in 1996. Maintenance costs decreased due to unanticipated canopy repairs required in the comparable period. Real estate taxes increased due to a tax assessment in excess of the amount anticipated and accrued for in the comparable period. Legal costs increased due to an increased number of prospective leases.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The increase in Partnership expense of $52,994 to $166,113 for the current period as compared to $113,119 was primarily due to the interest expense related to the St. Andrews construction loan from the USF&G General Partner which was initially funded in February, 1996.

Total general and administrative expenses decreased by $680 to $32,601 for the current period as compared to $33,281 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense increased $52,495 to $593,216 for the current period as compared to $540,721 for the comparable period. The increase was due to interest incurred on the St. Andrews construction loan which was initially funded in February, 1996.

Depreciation and amortization expense increased by $15,131 to $320,998 for the current period as compared to $305,867 for the comparable period primarily due to the depreciation of tenant improvement additions at NEBC in 1996.

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





Date:    __________                             _______________________________

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