Form 10-Q
period 1997-06-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1997-08-13
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

         6225 Centennial Way
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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets -- June 30, 1997 and December 31, 1996

           Statements of Operations -- For the three months ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and June 30, 1996

           Statements of Cash Flows -- For the six months ended
           June 30, 1997 and June 30, 1996

           Notes to Financial Statements -- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           The Partnership did not file any reports on Form 8-K during the six months ended June 30, 1997.

SIGNATURES

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                               (Unaudited)
                                                              June 30, 1997     December 31, 1996
                                                              -------------     -----------------
Assets

Real Estate Investments:
     Income Producing Properties - Note B                      $27,481,486         $27,801,201
Cash and Cash Equivalents (including temporary
     investments at June 30, 1997 and December 31,
     1996 of $884,342 and $232,850, respectively) - Note C       1,350,466             780,727
Restricted Cash Escrow - Note E                                    164,193             130,356
Accounts Receivable, Net                                           140,966             108,082
St. Andrews Recovery Receivables - Note J                          175,000           1,525,000
Other Assets                                                       440,848             265,668
                                                               -----------         -----------

     Total Assets                                              $29,752,959         $30,611,034
                                                               ===========         ===========

Liabilities

Mortgages Payable - Note E                                     $21,463,540         $20,529,488
Accounts Payable and Other Liabilities                             788,418           1,262,790
St. Andrews Construction Loan - Note J                           1,757,000           2,790,000
Due to General Partners and Affiliates - Note D                  2,364,921           2,249,346
Cash Flow Protector Loan - Note G                                4,849,734           4,849,734
                                                               -----------         -----------
                                                               $31,223,613         $31,681,358

Partners' (Deficit) Equity

General Partners                                               $  (259,119)        $  (255,116)
Assignor and Assignee Limited Partners,
    1,094,283 Units Issued and Outstanding                      (1,211,535)           (815,208)
                                                               -----------         -----------
                                                                (1,470,654)         (1,070,324)
                                                               -----------         -----------

Total Liabilities and Partners' (Deficit) Equity               $29,752,959         $30,611,034
                                                               ===========         ===========






               See accompanying notes to the financial statements.


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three     For the Three   For the Six       For the Six
                                                  Months Ended      Months Ended    Months Ended      Months Ended
                                                  June 30, 1997     June 30, 1996   June 30, 1997     June 30, 1996
                                                  -------------     -------------   -------------     -------------

REVENUE:
  Rental                                           $ 1,318,243       $ 1,180,555     $ 2,507,332       $ 2,322,851
  Interest                                              11,352             5,794          16,285            11,672
                                                   -----------       -----------     -----------       -----------
     Total Revenue                                 $ 1,329,595       $ 1,186,349     $ 2,523,617       $ 2,334,523

EXPENSES:
  Property Operating - Note D                          497,034           495,266       1,002,404         1,006,473
  St. Andrews Repair and Legal Costs, Net of
    Recoveries - Note J                                      0         1,425,838          28,576         2,684,947
  General and Administrative                            32,491            34,049          65,092            67,330
  Interest - Notes D and E                             576,114           568,791       1,169,330         1,109,512
  Depreciation and Amortization                        337,547           310,319         658,545           616,186
                                                   -----------       -----------     -----------       -----------
    Total Expenses                                   1,443,186         2,834,263       2,923,947         5,484,448
                                                   -----------       -----------     -----------       -----------

          NET LOSS                                 $  (113,591)      $(1,647,914)    $  (400,330)      $(3,149,925)
                                                   ===========       ===========     ===========       ===========

Net Loss Allocated to:
  General Partners                                 $    (1,136)      $   (16,479)    $    (4,003)      $   (31,499)
  Assignor and Assignee Limited Partners              (112,455)       (1,631,435)       (396,327)       (3,118,426)
                                                   -----------       -----------     -----------       -----------
                                                   $  (113,591)      $(1,647,914)    $  (400,330)      $(3,149,925)
                                                   ===========       ===========     ===========       ===========

Net Loss per Unit -- Note A                        $     (0.10)      $     (1.49)    $     (0.36)      $     (2.85)
                                                   ===========       ===========     ===========       ===========

Weighted Average Number of Units                     1,094,283         1,094,283       1,094,283         1,094,283
                                                   ===========       ===========     ===========       ===========





               See accompanying notes to the financial statements.


              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the Six         For the Six
                                                            Months Ended        Months Ended
                                                            June 30, 1997       June 30, 1996
                                                            -------------       -------------

Operating Activities
  Net Loss                                                   $  (400,330)        $(3,149,925)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                  658,545             616,186
  Change in net assets and liabilities related to
    operating activities:
    (Increase) decrease in restricted cash escrow                (33,837)            151,135
    Increase in due to general partners and affiliates           115,575             173,595
    (Decrease) increase in accounts payable and other
      liabilities                                               (474,372)            331,736
    Increase in accounts receivable                              (32,884)            (19,037)
    Decrease in St. Andrews recovery receivables               1,350,000                   0
    Increase in other assets                                    (234,993)            (63,624)
                                                              ----------         -----------

  Net Cash Provided by (Used in) Operating Activities            947,704          (1,959,934)
                                                              ----------         -----------

Investing Activities
  Investment in income producing properties                     (279,017)           (105,468)
                                                              ----------         -----------

  Net Cash Used in Investing Activities                         (279,017)           (105,468)
                                                              ----------         -----------

Financing Activities
  Mortgage Loan Advances                                       5,000,000                   0
  Mortgage Principal Payments                                 (4,065,948)            (32,251)
  St. Andrews Construction Loan Advances                         215,000           2,210,000
  St. Andrews Construction Loan Payments                      (1,248,000)                  0
                                                              ----------         -----------

  Net Cash (Used in) Provided by Financing Activities            (98,948)          2,177,749
                                                              ----------         -----------

  Increase in Cash and Cash Equivalents                          569,739             112,347

  Cash and Cash Equivalents, Beginning of Period                 780,727             887,555
                                                              ----------         -----------

  Cash and Cash Equivalents, End of Period                    $1,350,466         $   999,902
                                                              ==========         ===========




               See accompanying notes to the financial statements.


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1997
                                   (Unaudited)


NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                        June 30, 1997          December 31, 1996
                                        -------------          -----------------

Buildings and improvements               $29,685,359              $29,406,342
Land                                       5,444,913                5,444,913
                                         -----------              -----------
                                          35,130,272               34,851,255
Less:  Accumulated depreciation           (7,648,786)              (7,050,054)
                                         -----------              -----------
                                         $27,481,486              $27,801,201
                                         ===========              ===========


NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:


                             For the Three Months Ended         For the Six Months Ended
                           June 30, 1997   June 30, 1996     June 30, 1997   June 30, 1996
                           -------------   -------------     -------------   -------------

Charged to expenses:
  Interest Expense           $121,283        $111,884           $258,776       $195,323
  Operating Expenses           20,498          22,904             45,718         43,930



              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1997
                                   (Unaudited)

NOTE D - Related Party Transactions (Continued)

Due to General Partners and affiliates consists of the following as of the dates indicated:

                                                              June 30, 1997        December 31, 1996
                                                              -------------        -----------------

General Partner Loans                                          $  200,000             $  200,000
Accrued Interest on General Partner Loans                          44,421                 36,045
Accrued Interest on the St. Andrews Construction Loan              13,178                 42,548
Operating Expenses                                                 14,000                 21,727
                                                               ----------             ----------
                                                                  271,599                300,320

Asset Management Fees                                             423,990                423,990
Accrued Interest on the Cash Flow Protector Loan                1,669,332              1,525,036
                                                               ----------             ----------
  Amounts Subordinate to the return of Unitholder
  contributions                                                 2,093,322              1,949,026
                                                               ----------             ----------
                                                               $2,364,921             $2,249,346
                                                               ==========             ==========

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

See Note J - St. Andrews Repair and Legal Costs for a discussion of the St. Andrews Construction Loan and Note G - Cash Flow Protector Loan for a discussion of the Cash Flow Protector Loan from the USF&G General Partner.

The subordinated amount identified above is subordinate under Section 4.4 of the Partnership Agreement.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1997
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:

                                                              June 30, 1997        December 31, 1996
                                                              -------------        -----------------

Mortgage loan, secured by Northeast Business Campus,
  due August 15, 1999, interest at 8.00%                      $  7,975,000           $  7,975,000

Mortgage loan, secured by St. Andrews at Westwood,
  due September 1, 1997, interest at 9.65%                       8,500,000              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
  Center, due May, 2002, interest at 7.60%                       4,988,540              4,054,488
                                                               -----------            -----------
                                                               $21,463,540            $20,529,488
                                                               ===========            ===========


The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $910,554 and $914,189 was incurred on these mortgages for the six months ended June 30, 1997 and 1996, respectively. Interest payments of $933,611 and $921,903 were made for the six months ended June 30, 1997 and 1996, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At June 30, 1997, the lender held a total of $14,193 of restricted cash escrow which included $8,430 in reserves and $5,763 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. The Partnership held $233,112 in segregated funds for such purposes and this amount was included in the Partnership's cash and cash equivalents balance at June 30, 1997. See Note D - Related Party Transactions and Note I - Commitments and Contingencies.

The Shadeland Retail Center mortgage loan, originally due January 1, 1997 and subsequently extended to May 31, 1997, was refinanced in May 1997 with an unaffiliated lender. The Partnership obtained a $5,000,000, five-year, 7.60% fixed interest rate loan with a 25-year amortization due May 2002. The lender required a $150,000 cash hold-back to be used for expenses relating to parking lot resurfacing. The resurfacing of the parking lot was completed in July 1997. This $150,000 hold-back is included on the Partnership's balance sheet in a Restricted Cash Escrow at June 30, 1997.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1997
                                   (Unaudited)


NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of June 30, 1997, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of June 30, 1997, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,669,332 as of June 30, 1997 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

NOTE H - Right of Presentment

The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. As of June 30, 1997, the General Partners have repurchased 185,774 Units under the Right of Presentment Program.

On June 30, 1997, the General Partners purchased all of the 16,916 Units presented under the 1997 Right of Presentment Program. The Units were purchased at a price per unit of $3.48 from all Unitholders that presented. The USF&G General Partner purchased 13,886 of the Units. The remaining 3,030 Units were purchased by Legg Mason Realty Partners, Inc.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1997
                                   (Unaudited)


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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were complete by the end of 1996. The Partnership recognized cumulative costs of $4,549,000 and $699,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, through the three year period ended December 31, 1996. These costs were offset by cumulative settlement and insurance recoveries of $2,732,500. The Partnership incurred approximately $19,170 and $9,406 of St. Andrews repair and legal costs, respectively during 1997.

During 1997, the Partnership obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the subcontractors as well as against the supervising architect. There can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which will permit the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its term, the loan will mature September 1, 1997, and pay interest monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sales or refinancing proceeds. As of June 30, 1997, the outstanding balance of the construction loan was $1,757,000 and no further advances on the loan are expected. Interest expense of $106,104 and $41,938 was incurred and interest payments totaling $135,474 and $25,622 were made on this loan for the six months ended June 30, 1997, and 1996, respectively (see Note D).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership cautions readers that certain forward-looking statements are contained in the following discussion and elsewhere in the Form 10-Q and may be contained in future filings with the Securities and Exchange Commission. Forward-looking statements are statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Partnership's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by the Partnership. The Partnership wishes to caution readers not to place undue reliance upon any such forward-looking statements, which are made pursuant to Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made. The Partnership disclaims any duty or obligation to update any such forward-looking statements.

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

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at June 30, 1997 increased $569,739 from December 31, 1996. The increase was primarily due to excess cash proceeds from the Shadeland mortgage loan refinancing and St. Andrews settlements received during the period offset in part by the net principal repayment on the St. Andrews construction loan and a decline in accounts payable and other liabilities. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows:
(1) decreasing with the funding of lease-up costs and capital improvements at Shadeland and St. Andrews; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At June 30, 1997, the lender held $14,193 in reserves and escrows and the Partnership held $233,112 in segregated funds subject to the lien, for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

The Partnership's ability to compete in each market is affected by the level of cash provided by operations since the level of tenant improvements are limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves, to paydown the St. Andrews construction loan, and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

Occupancy at Shadeland was 88% as of June 30, 1997 and March 31, 1997. The Partnership obtained a mortgage loan during May 1997 from an unaffiliated lender to refinance the existing Shadeland mortgage loan. The new loan is a $5,000,000, five-year, 7.60% fixed interest rate loan with a 25-year amortization. The lender required a $150,000 cash hold-back to be used for expenses relating to parking lot resurfacing. The resurfacing of the parking lot was completed in July 1997. The loan provided total cash proceeds in excess of the prior mortgage, closing costs and the parking lot resurfacing hold-back of approximately $795,000. Approximately $250,000 of the excess proceeds may be used to fund certain future additional capital improvement costs and leasing commissions at Shadeland. Of the remaining proceeds of approximately $545,000, the Partnership applied $475,000 to the repayment of the St. Andrews construction loan discussed below and the balance of $70,000 to increase working capital reserves.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contact and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were complete by the end of 1996. The Partnership recognized cumulative costs of $4,549,000 and $699,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, through the three year period ended December 31, 1996. These costs were offset by cumulative settlement and insurance recoveries of $2,732,500. During the first quarter of 1997, the Partnership incurred approximately $19,170 and $9,406 of St. Andrews repair and legal costs, respectively. The 1997 repair costs relate to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. The Partnership may incur these engineering costs related to the construction repairs during the warranty period through the remainder of 1997. During the second quarter of 1997, there were no St. Andrews repair and legal costs. The Partnership received payment of a settlement recovery in the amount of $175,000 from a responsible party during July 1997. This recovery of $175,000 is carried as a receivable on the Partnership's balance sheet as of June 30, 1997. The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. During 1997, the Partnership obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the subcontractors as well as against the supervising architect. There can be no assurance as to the outcome of such litigation. Accordingly, none of these amounts have been recorded on the Partnership's financial statements.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permits the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its terms, the loan will mature on September 1, 1997 and interest is payable monthly on advanced funds at 9.0%. The terms also provide for early repayment from additional settlements from the Partnership's claims against potentially responsible parties related to the lawsuit, net operating income after reserves, or sale or refinancing proceeds. As of June 30, 1997, the outstanding balance of the construction loan was $1,757,000 and no further advances on the loan are expected. Principal repayments during 1997 of $1,248,000 through June 30 included settlement recoveries and excess refinancing proceeds. There was an advance on the construction loan in the amount of $215,000 during February 1997. In July, the Partnership made an additional $500,000 repayment from the excess working capital reserves and from the St. Andrews settlement recovery discussed above. The Partnership anticipates additional principal repayments prior to maturity from additional recoveries with respect to the construction deficiency claims. The USF&G General Partner has indicated its current intention to extend the construction loan if the existing mortgage loan is refinanced. The St. Andrews mortgage matures September 1, 1997. The Partnership has completed an application with an unaffiliated lender to refinance the mortgage loan with a $8,500,000, three-year, floating interest rate loan with a 30-year amortization. Although the Partnership has submitted an application to secure this loan, there can be no assurance that it will be made or that the St. Andrews mortgage will otherwise be refinanced.

At June 30, 1997, occupancy at St. Andrews was 97%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 88% to 98%. Leasing activity at St. Andrews has remained strong due to the strength of the market and the high number of corporate leases in place.

Results of Operations
                                 Net Income (Loss)           Net Income (Loss)
                                 for the Six Months          for the Six Months
                                 Ended June 30, 1997         Ended June 30, 1996
                                 -------------------         -------------------

NEBC                                 $ (82,657)                  $   (50,044)
St. Andrews                            (49,080)                     (178,943)
St. Andrews Repair and Legal
   Costs, Net                          (28,576)                   (2,684,947)
Shadeland                               69,540                        18,971
                                     ---------                   -----------
                                     $ (90,773)                  $(2,894,963)

Partnership Expense                   (309,557)                     (254,962)
                                     ---------                   -----------
                                     $(400,330)                  $(3,149,925)
                                     =========                   ===========


                Six Months Ended June 30, 1997 ("Current Period")
               as compared to June 30, 1996 ("Comparable Period")

The Partnership incurred a net loss of $400,330 for the six months ended June 30, 1997 ("the current period"). The decreased net loss was due primarily to the significant St. Andrews repair and legal costs incurred in 1996. These costs were $28,576 during the current period and $2,684,947 during the comparable period. Rental revenue increased $184,481 to $2,507,332 for the current period as compared to $2,322,851 for the six month period ended June 30, 1996 ("the comparable period"). The increased rental revenue was primarily due to higher occupancy and rental rates and more corporate leases in place at St. Andrews during 1997. Property operating expenses decreased $4,069 to $1,002,404 for the current period from $1,006,473 for the comparable period. The decreased operating expenses were due to lower operating expenses at Shadeland in 1997, offset in part by increased operating expenses at St. Andrews and NEBC.

Rental revenue at NEBC increased $25,286 to $879,009 for the current period as compared to $853,723 for the comparable period. The increase in rental revenue is due primarily to greater expense reimbursements from Express Med's expansion into Building 1 during the fourth quarter of 1996. The occupancy at NEBC increased to 96% as of June 30, 1997 as compared to 90% as of June 30, 1996. The occupancy for NEBC's office and service center space at June 30, 1997 was 95% and 100% respectively, as compared to 86% and 100% respectively, at June 30, 1996. The increased occupancy in office space was due primarily to the addition of a new tenant and the expansion of an existing tenant in Building 5 during the second quarter of 1997. The average net rental rate at June 30, 1997 decreased to $8.48 per square foot for office space, excluding free-rent allowances, and increased to $7.06 per square foot for service center space as compared to $8.64 and $6.84, respectively, at June 30, 1996. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due to several tenant renewals at higher rental rates.

Operating expenses at NEBC increased $30,693 to $386,554 for the current period as compared to $355,861 for the comparable period. The increase was primarily due to higher maintenance and real estate taxes. Maintenance costs are higher due to increased HVAC and general building repairs and higher payroll costs. Real estate taxes are higher due to a successful tax appeal which resulted in a refund in the comparable period.

Rental revenue at St. Andrews increased $154,982 to $1,048,897 for the current period as compared to $893,915 for the comparable period. The increase in rental revenue was due to higher occupancy and rental rates and more corporate leases in place for the current period. The average occupancy at St. Andrews was 97% and 93% for the current and comparable periods, respectively. The average monthly rental rate during the current period increased to $648 per unit as compared to $596 during the comparable period due to decreased rental concessions offered during the current period and the strength of the rental market. The number of corporate units increased to fifty-eight at June 30, 1997 from twenty-eight at June 30, 1996. Corporate unit leases at St. Andrews include a corporate unit premium fee to compensate for the additional services provided to the tenants. The corporate unit premium fee was $48,357 and $17,974 for the current and comparable periods, respectively. Operating expenses at St. Andrews increased $17,220 to $455,723 for the current period as compared to $438,503 for the comparable period. The increase in operating expenses was due to an increase in real estate taxes, maintenance costs and corporate unit expenses offset in part by a decrease in third party management fees. Real estate taxes were higher due to a successful tax appeal which resulted in a refund in the comparable period. Maintenance costs were higher due to the power-washing of the new vinyl siding in the current period. The manufacturer and engineering consultant have recommended periodic power-washing to maintain the siding's appearance in the Florida climate. Corporate unit expenses which may include furnishings, cable and utilities were higher due to increased corporate unit rentals.

Overall, operating expenses at St. Andrews increased due to higher occupancy. Third party management fees were lower due to payment of the 1995 incentive fee in the comparable period while the 1996 incentive fee was accrued for in December 1996.

The Partnership incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties during the comparable period which included approximately $3,072,000 and $158,000 of St. Andrews repair and legal costs, respectively, which were offset in part by settlement payments and insurance recoveries received of $45,000 and $500,000, respectively. The Partnership incurred approximately $19,170 and $9,406 of St. Andrews repair and legal costs, respectively, during the current period. No insurance recoveries or settlement payments were netted against these costs in 1997.

Rental revenue at Shadeland increased $4,213 to $579,426 for the current period as compared to $575,213 for the comparable period. The increase was primarily due to higher expense reimbursements in the current period. The average rental rate was $10.54 per square foot at June 30, 1997 and $10.68 per square foot at June 30, 1996. Occupancy at Shadeland declined slightly to 88% as of June 30, 1997 as compared to 89% as of June 30, 1996. Operating expenses at Shadeland decreased $51,982 to $160,127 for the current period as compared to $212,109 for the comparable period. The decrease was primarily due to lower real estate taxes, grounds and landscaping costs and maintenance costs offset in part by higher legal costs. The comparable period included tax expenses for an increased 1995 assessment which was paid during the comparable period. Grounds and landscaping costs decreased due to higher snow removal costs associated with the severe winter in 1996. Maintenance costs decreased due to unanticipated canopy repairs required in the comparable period. Legal costs increased due to an increased number of prospective leases.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The increase in Partnership expense of $54,595 to $309,557 for the current period as compared to $254,962 was primarily due to the interest expense related to the increased advances under the St. Andrews construction loan from the USF&G General Partner which was initially funded in February 1996.

Total general and administrative expenses decreased by $2,238 to $65,092 for the current period as compared to $67,330 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is due to lower overall administrative costs.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense increased $59,818 to $1,169,330 for the current period as compared to $1,109,512 for the comparable period. The increase was due to interest incurred on increased advances under the St. Andrews construction loan which was initially funded in February 1996.

Depreciation and amortization expense increased by $42,359 to $658,545 for the current period as compared to $616,186 for the comparable period primarily due to the depreciation of tenant improvement and leasing commission additions at NEBC in 1997.

Results of Operations

                                Net Income (Loss)           Net Income (Loss)
                                for the Three Months        for the Three Months
                                Ended June 30, 1997         Ended June 30, 1996

NEBC                                $ (18,830)                 $    (3,750)
St. Andrews                           (12,123)                     (69,250)
St. Andrews Repair and Legal
     Costs, Net                             0                   (1,425,838)
Shadeland                              60,806                       (7,233)
                                    ---------                  -----------
                                    $  29,853                  $(1,506,071)

Partnership Expense                  (143,444)                    (141,843)
                                    ---------                  -----------
                                    $(113,591)                 $(1,647,914)
                                    =========                  ===========


               Three Months Ended June 30, 1997 ("Current Period") as compared to June 30, 1996 ("Comparable Period")

The Partnership incurred a net loss of $113,591 for the three months ended June 30, 1997 ("the current period"). The decreased net loss was due primarily to the significant St. Andrews repair and legal costs incurred in 1996. None of these costs were incurred during the current period while $1,425,838 were incurred during the comparable period. Rental revenue increased $137,688 to $1,318,243 for the current period as compared to $1,180,555 for the three month period ended June 30, 1996 ("the comparable period"). The increased rental revenue was primarily due to higher rental rates and more corporate leases in place at St. Andrews during 1997, as well as higher expense reimbursements at Shadeland and NEBC. Property operating expenses increased $1,768 to $497,034 for the current period from $495,266 for the comparable period.

Rental revenue at NEBC increased $37,478 to $471,609 for the current period as compared to $434,131 for the comparable period. The increase in rental revenue is due primarily to increased occupancy in Building 5 and greater expense reimbursements from Express Med's expansion into Building 1 during the fourth quarter of 1996. The occupancy at NEBC increased to 96% as of June 30, 1997 as compared to 90% as of June 30, 1996 due primarily to increased office space occupancy. The occupancy for NEBC's office and service center space at June 30, 1997 was 95% and 100% respectively, as compared to 86% and 100% respectively, at June 30, 1996. The increased occupancy in office space was due primarily to the addition of a new tenant and the expansion of an existing tenant in Building 5 during the second quarter of 1997. The average net rental rate at June 30, 1997, decreased to $8.48 per square foot for office space, excluding free-rent allowances, and increased to $7.06 per square foot for service center space as compared to $8.64 and $6.84, respectively, at June 30, 1996. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due to several tenant renewals at higher rental rates. Operating expenses at NEBC increased $35,993 to $198,235 for the current period as compared to $162,242 for the comparable period. The increase was primarily due to higher real estate taxes, grounds and landscaping costs, maintenance costs and utilities. Real estate taxes are higher in the current period due to a successful tax appeal which resulted in a refund in the comparable period. Grounds and landscaping costs are higher due to lot repairs for Buildings 3 and 5 that were incurred in the current period. Maintenance cost are higher due to increased HVAC and general building repairs and higher payroll costs. Utilities are higher due primarily to greater gas consumption in the current period.

Rental revenue at St. Andrews increased $69,621 to $535,404 for the current period as compared to $465,783 for the comparable period. The increase in rental revenue was due to higher rental rates and more corporate leases in place for the current period. The average occupancy at St. Andrews was 97% for the current and comparable periods. The average monthly rental rate during the current period increased to $657 per unit as compared to $599 during the comparable period due to decreased rental concessions offered during the current period and the strength of the rental market. The number of corporate units increased to fifty-eight at June 30, 1997 from twenty-eight at June 30, 1996. Corporate unit leases at St. Andrews include a corporate unit premium fee to compensate for the additional services provided to the tenants. The corporate unit premium fee was $24,240 and $9,406 for the current and comparable periods, respectively. Operating expenses at St. Andrews increased $8,611 to $226,109 for the current period as compared to $217,498 for the comparable period. The increase in operating expenses was primarily due to an increase in real estate taxes, maintenance costs and corporate unit expenses offset in part by a decrease in third party management fees and payroll. Real estate taxes were higher due to a successful tax appeal which resulted in a refund in the comparable period. Maintenance costs were higher due to the power-washing of the new vinyl siding in the current period. The manufacturer and engineering consultant have recommended periodic power-washing to maintain the siding's appearance in the Florida climate. Corporate unit expenses which may include furnishings, cable and utilities were higher due to increased corporate unit rentals. Third party management fees were lower due to payment of the 1995 incentive fee in the comparable period while the 1996 incentive fee was accrued for in December 1996. Payroll was lower due to payment of construction liaison wages in the comparable period.

The Partnership incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties during the comparable period which included approximately $1,374,000 and $96,000 of St. Andrews repair and legal costs, respectively, which were offset in part by settlement recoveries received of $45,000. The Partnership incurred no repair and legal costs at St. Andrews during the current period.

Rental revenue at Shadeland increased $30,589 to $311,230 for the current period as compared to $280,641 for the comparable period. The increase was primarily due to higher expense reimbursements in the current period. The average rental rate was $10.54 per square foot at June 30, 1997 and $10.68 per square foot at June 30, 1996. Occupancy at Shadeland declined slightly to 88% as of June 30, 1997 as compared to 89% as of June 30, 1996. Operating expenses at Shadeland decreased $42,836 to $72,690 for the current period as compared to $115,526 for the comparable period. The decrease was primarily due to lower real estate taxes. The comparable period included tax expenses for an increased 1995 assessment which was paid during the comparable period.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The increase in Partnership expense of $1,601 to $143,444 for the current period as compared to $141,843 was primarily due to higher interest expense offset in part by higher interest income. The increase in interest expense was related to higher outstanding principal balances on the St. Andrews construction loan in the current period. The increase in interest income is due to greater working capital reserve balances in the current period from excess Shadeland refinancing proceeds and St. Andrews settlement recoveries received.

Total general and administrative expenses decreased by $1,558 to $32,491 for the current period as compared to $34,049 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense increased $7,323 to $576,114 for the current period as compared to $568,791 for the comparable period. The increase in interest expense was related to higher outstanding principal balances on the St. Andrews construction loan in the current period.

Depreciation and amortization expense increased by $27,228 to $337,547 for the current period as compared to $310,319 for the comparable period primarily due to the depreciation of tenant improvement and leasing commission additions at NEBC in 1997.

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