Form 10-Q
period 1997-09-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1997-11-14
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

6225 Centennial Avenue
FB0101
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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Balance Sheets -- September 30, 1997 and
                           December 31, 1996

                           Statements of Operations -- For the three months ended September 30, 1997 and September 30, 1996 and for the nine months ended September 30, 1997 and September 30, 1996

                           Statements of Cash Flows -- For the nine months ended September 30, 1997 and September 30, 1996

                           Notes to Financial Statements -- September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                           The Partnership did not file any reports on Form 8-K during the nine months ended September 30, 1997.

SIGNATURES

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                   (Unaudited)

                                                                   September 30, 1997      December 31, 1996
                                                                   ------------------      -----------------
Assets

Real Estate Investments:
     Income Producing Properties - Note B                              $27,338,259            $27,801,201
Cash and Cash Equivalents (including temporary
     investments at September 30, 1997 and December 31,
     1996 of $648,799 and $232,850, respectively) - Note C               1,280,200                780,727
Restricted Cash Escrow - Note E                                             51,388                130,356
Accounts Receivable, Net                                                   153,215                108,082
St. Andrews Recovery Receivables - Note J                                        0              1,525,000
Other Assets                                                               493,447                265,668
                                                                       -----------            -----------

     Total Assets                                                      $29,316,509            $30,611,034
                                                                       ===========            ===========

Liabilities

Mortgages Payable - Note E                                             $21,452,351            $20,529,488
Accounts Payable and Other Liabilities                                     904,875              1,262,790
St. Andrews Construction Loan - Note J                                   1,257,000              2,790,000
Due to General Partners and Affiliates - Note D                          2,444,338              2,249,346
Cash Flow Protector Loan - Note G                                        4,849,734              4,849,734
                                                                       -----------            -----------
                                                                       $30,908,298            $31,681,358

Partners' (Deficit) Equity

General Partners                                                       $  (260,330)           $  (255,116)
Assignor and Assignee Limited Partners,
    1,094,283 Units Issued and Outstanding                              (1,331,459)              (815,208)
                                                                       ------------           -----------
                                                                        (1,591,789)            (1,070,324)
                                                                       ------------           -----------

Total Liabilities and Partners' (Deficit) Equity                       $29,316,509            $30,611,034
                                                                       ===========            ===========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            For the Three    For the Three    For the Nine     For the Nine
                                            Months Ended     Months Ended     Months Ended     Months Ended
                                            Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1997   Sept. 30, 1996
                                            --------------   --------------   --------------   --------------

REVENUE:
  Rental                                     $ 1,316,966      $ 1,189,896      $ 3,824,298      $ 3,512,747
  Interest                                        11,946            4,040           28,231           15,712
                                             -----------      -----------      -----------      -----------
     Total Revenue                           $ 1,328,912      $ 1,193,936      $ 3,852,529      $ 3,528,459

EXPENSES:
  Property Operating - Note D                    500,108          516,046        1,502,512        1,522,519
  St. Andrews Repair and Legal Costs,
     Net of Recoveries - Note J                    2,272          117,759           30,848        2,802,706
  General and Administrative                      35,127           35,132          100,219          102,462
  Interest - Notes D and E                       563,602          594,627        1,732,932        1,704,139
  Depreciation and Amortization                  348,938          314,662        1,007,483          930,848
                                             -----------      -----------      -----------       ----------
          Total Expenses                       1,450,047        1,578,226        4,373,994        7,062,674
                                             -----------      -----------      -----------       ----------

          NET LOSS                           $  (121,135)     $  (384,290)     $  (521,465)     $(3,534,215)
                                             ===========      ===========      ===========      ===========

Net Loss Allocated to:
  General Partners                           $    (1,211)     $    (3,843)     $    (5,215)     $   (35,342)
  Assignor and Assignee Limited
  Partners                                      (119,924)        (380,447)        (516,250)      (3,498,873)
                                             -----------      -----------      -----------      -----------
                                             $  (121,135)     $  (384,290)     $  (521,465)     $(3,534,215)
                                             ===========      ===========      ===========      ===========

Net Loss per Unit -- Note A                  $     (0.11)     $      (.35)     $     (0.47)     $     (3.20)
                                             ===========      ===========      ===========      ===========

Weighted Average Number of Units               1,094,283        1,094,283        1,094,283        1,094,283
                                             ===========      ===========      ===========      ===========





               See accompanying notes to the financial statements.


              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the Nine           For the Nine
                                                               Months Ended           Months Ended
                                                               September 30, 1997     September 30, 1996
                                                               ------------------     ------------------

Operating Activities
  Net Loss                                                       $  (521,465)           $(3,534,215)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                    1,007,483                930,848
  Change in net assets and liabilities related to
     operating activities:
     Decrease in restricted cash escrow                               78,968                106,912
     Increase in due to general partners and affiliates              194,992                255,832
     Decrease in accounts payable and other
        liabilities                                                 (357,915)              (101,090)
     Increase in accounts receivable                                 (45,133)                (3,230)
     Decrease in St. Andrews recovery receivables                  1,525,000                      0
     Increase in other assets                                       (323,533)               (58,682)
                                                                  ----------             ----------

  Net Cash Provided by (Used in) Operating Activities              1,558,397             (2,403,625)
                                                                  ----------             ----------

Investing Activities
  Investment in income producing properties                         (448,787)              (229,555)
                                                                  ----------             ----------

  Net Cash Used in Investing Activities                             (448,787)              (229,555)
                                                                  ----------             ----------

Financing Activities
  Mortgage Loan Advances                                          13,500,000                      0
  Mortgage Principal Payments                                    (12,577,137)               (48,950)
  St. Andrews Construction Loan Advances                             215,000              2,790,000
  St. Andrews Construction Loan Payments                          (1,748,000)                     0
                                                                  ----------             ----------

  Net Cash (Used in) Provided by Financing Activities               (610,137)             2,741,050
                                                                  ----------             ----------

  Increase in Cash and Cash Equivalents                              499,473                107,870

  Cash and Cash Equivalents, Beginning of Period                     780,727                887,555
                                                                  ----------            -----------

  Cash and Cash Equivalents, End of Period                        $1,280,200           $    995,425
                                                                   =========            ===========

               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted for periods ending after December 15, 1997. The standard was issued to change the current method used by public companies to compute earnings per share. SFAS No. 128 will have no effect on the Partnership's computation of net earnings or loss per share.

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1997
                                   (Unaudited)


NOTE B - Income Producing Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                     September 30, 1997      December 31, 1996
                                     ------------------      -----------------

Buildings and improvements              $29,855,129            $29,406,342
Land                                      5,444,913              5,444,913
                                         ----------             ----------
                                         35,300,042             34,851,255
Less:  Accumulated depreciation          (7,961,783)            (7,050,054)
                                         ----------             ----------
                                        $27,338,259            $27,801,201
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

NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                     For the Three Months Ended      For the Nine Months Ended
                   Sept. 30, 1997 Sept. 30, 1996   Sept. 30, 1997 Sept. 30, 1996
                   -------------- --------------   -------------- --------------

Charged to expenses:
  Interest Expense    $109,502       $138,106         $368,278       $333,429
  Operating Expenses    22,237         22,028           67,955         65,958

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1997
                                   (Unaudited)

NOTE D - Related Party Transactions (Continued)


Due to General Partners and affiliates consists of the following as of the dates indicated:


                                                           September 30, 1997      December 31, 1996
                                                           ------------------      -----------------

General Partner Loans                                          $  200,000             $  200,000
Accrued Interest on General Partner Loans                          48,672                 36,045
Accrued Interest on the St. Andrews Construction Loan                   0                 42,548
Operating Expenses                                                 29,000                 21,727
                                                                ---------              ---------
                                                                  277,672                300,320
                                                                ---------              ---------

Asset Management Fees                                             423,990                423,990
Accrued Interest on the Cash Flow Protector Loan                1,742,676              1,525,036
                                                                ---------              ---------
  Amounts Subordinate to the return of Unitholder
  contributions                                                 2,166,666              1,949,026
                                                                ---------              ---------
                                                               $2,444,338             $2,249,346
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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1997
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:


                                                             September 30, 1997      December 31, 1996
                                                             -------------------     -----------------

Mortgage loan, secured by Northeast Business Campus,
  due August 15, 1999, interest at 8.00%                       $  7,975,000           $  7,975,000

Mortgage loan, secured by St. Andrews at Westwood,
  due October 2, 2000, floating rate                              8,500,000              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
  Center, due May, 2002, interest at 7.60%                        4,977,351              4,054,488
                                                                 ----------             ----------
                                                                $21,452,351            $20,529,488
                                                                 ==========             ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $1,364,654 and $1,370,710 was incurred on these mortgages for the nine months ended September 30, 1997, and 1996, respectively. Interest payments of $1,440,889 and $1,381,906 were made for the nine months ended September 30, 1997, and 1996, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At September 30, 1997, the lender held a total of $51,388 of restricted cash escrow which included $8,528 in reserves and $42,860 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. The Partnership held $342,007 in segregated funds for such purposes and this amount was included in the Partnership's cash and cash equivalents balance at September 30, 1997. See Note D - Related Party Transactions and Note I Commitments and Contingencies.

The Shadeland Retail Center mortgage loan, originally due January 1, 1997 and subsequently extended to May 31, 1997, was refinanced in May 1997 with an unaffiliated lender. The Partnership obtained a $5,000,000, five-year, 7.60% fixed interest rate loan with a 25-year amortization due May 2002. The lender required a $150,000 cash hold-back to be used for expenses relating to parking lot resurfacing. The resurfacing of the parking lot was completed in July 1997 and the escrow reserve was distributed to the Partnership in August 1997.

The St. Andrews mortgage loan, originally due September 1, 1997 and subsequently extended to October 1, 1997, was refinanced in September 1997 with an unaffiliated lender. The new loan is an $8,500,000, three-year, floating interest rate loan with a 30-year amortization due October 2, 2000. The interest rate on the new loan resets every 90 days at the 90 day London Interbank Offering Rate plus 1.30%. The interest rate at September 30, 1997 was 7.02%

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1997
                                   (Unaudited)


NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of September 30, 1997, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of September 30, 1997, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,742,676 as of September 30, 1997 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

NOTE H - Right of Presentment

The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. As of September 30, 1997, the General Partners have repurchased 185,774 Units under the Right of Presentment Program.

On June 30, 1997, the General Partners purchased all of the 16,916 Units presented under the 1997 Right of Presentment Program. The Units were purchased at a price per unit of $3.48 from all Unitholders that presented. The USF&G General Partner purchased 13,886 of the Units. The remaining 3,030 Units were purchased by Legg Mason Realty Partners, Inc.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1997
                                   (Unaudited)


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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were complete by the end of 1996. The Partnership recognized cumulative costs of $4,549,000 and $699,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, through the three year period ended December 31, 1996. These costs were offset by cumulative settlement and insurance recoveries of $2,732,500. The Partnership incurred approximately $19,170 and $11,678 of St. Andrews repair and legal costs, respectively, during 1997.

The Partnership received payment of $30,000 from responsible parties during October 1997. The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. During 1997, the Partnership obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the subcontractors. There can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its original terms, the loan matured September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan. The terms continue to require monthly interest payments on advanced funds at 9.0% and also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sales or refinancing proceeds. As of September 30, 1997, the outstanding balance of the construction loan was $1,257,000 and no further advances on the loan are expected. Interest expense of $138,011 and $102,575 was incurred and interest payments totaling $180,559 and $81,537 were made on this loan for the nine months ended September 30, 1997, and 1996, respectively (see Note D).

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

Liquidity and Capital Resources

The cash and cash equivalents position of the Partnership at September 30, 1997 increased $499,473 from December 31, 1996. The increase was primarily due to excess cash proceeds from the Shadeland mortgage loan refinancing and St. Andrews settlements received during the period offset in part by the net principal repayment on the St. Andrews construction loan and investment in capital additions. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs and capital improvements at Shadeland and St. Andrews;
(2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements and construction loan repayments) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At September 30, 1997, the lender held $51,388 in reserves and escrows and the Partnership held $342,007 in segregated funds subject to the lien, for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

The Partnership's ability to compete in each market is affected by the level of cash provided by operations since the level of tenant improvements are limited to the cash available for investment in income producing properties. In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves, to pay down the St. Andrews construction loan, and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

Occupancy at Shadeland was 88% as of September 30, 1997 and June 30, 1997. The Partnership obtained a mortgage loan during May 1997 from an unaffiliated lender to refinance the existing Shadeland mortgage loan. The new loan is a $5,000,000, five-year, 7.60% fixed interest rate loan with a 25-year amortization. The lender required a $150,000 cash hold-back to be used for expenses relating to parking lot resurfacing. The resurfacing of the parking lot was completed in July 1997 and the escrow reserve was distributed to the Partnership in August 1997. The loan provided total cash proceeds in excess of the prior mortgage and closing costs of approximately $945,000. Approximately $250,000 of the excess proceeds may be used to fund certain future additional capital improvement costs and leasing commissions at Shadeland. Of the remaining proceeds of approximately $695,000, the Partnership applied $475,000 to the repayment of the St. Andrews construction loan discussed below and the balance of $220,000 to increase working capital reserves.

At September 30, 1997, occupancy at St. Andrews was 99%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 93% to 99%. Leasing activity at St. Andrews has remained strong due to the strength of the market and the high number of corporate leases in place. The St. Andrews mortgage loan, originally due September 1, 1997 and subsequently extended to October 1, 1997, was refinanced in September 1997 with an unaffiliated lender. The new loan is an $8,500,000, three-year, floating interest rate loan with a 30-year amortization due October 2, 2000. The interest rate on the new loan resets every 90 days at the 90 day London Interbank Offering Rate plus 1.30%. The interest rate at September 30, 1997 was 7.02%. During the fourth quarter of 1997, the Partnership intends to begin gathering information necessary to market the St. Andrews property for sale in 1998.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were complete by the end of 1996. The Partnership recognized cumulative costs of $4,549,000 and $699,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, through the three year period ended December 31, 1996. These costs were offset by cumulative settlement and insurance recoveries of $2,732,500. During the first nine months of 1997, the Partnership incurred approximately $19,170 and $11,678 of St. Andrews repair and legal costs, respectively. The 1997 repair costs relate to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. The Partnership may incur additional engineering costs related to the construction repairs during the warranty period through the remainder of 1997. The Partnership received payment of settlement recoveries in the amount of $30,000 from responsible parties during October 1997. The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. During 1997, the Partnership obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the subcontractors. There can be no assurance as to the outcome of such litigation. Accordingly, none of these amounts have been recorded on the Partnership's financial statements.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permits the Partnership to borrow up to $3,500,000 to complete the necessary repairs. Under its original terms, the loan matured September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan. The terms continue to require monthly interest payments on advanced funds at 9.0% and also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves or sales or refinancing proceeds. As of September 30, 1997, the outstanding balance of the construction loan was $1,257,000. This balance reflected a February 1997 advance of $215,000 and 1997 principal repayments of $1,748,000 from settlement recoveries and excess refinancing proceeds. No further advances on the loan are expected. The Partnership anticipates additional principal repayments prior to maturity from excess operating cash flow.

Results of Operations
                                     Net Income (Loss)      Net Income (Loss)
                                     for the Nine Months    for the Nine Months
                                     Ended Sept. 30, 1997   Ended Sept. 30, 1996
                                     --------------------   --------------------

NEBC                                      $  (99,447)           $   (82,677)
St. Andrews                                  (54,706)              (283,619)
St. Andrews Repair and Legal Costs, Net      (30,848)            (2,802,706)
Shadeland                                    107,670                 59,919
                                           ---------             ----------
                                          $  (77,331)           $(3,109,083)

Partnership Expense                         (444,134)              (425,132)
                                           ---------             ----------
                                          $ (521,465)           $(3,534,215)
                                           =========             ==========


             Nine Months Ended September 30, 1997 ("Current Period") as compared to September 30, 1996 ("Comparable Period")

The Partnership incurred a net loss of $521,465 for the nine months ended September 30, 1997 ("the current period"). The decreased net loss was due primarily to the significant St. Andrews repair and legal costs incurred in 1996. These costs were $30,848 during the current period and $2,802,706 during the comparable period. Rental revenue increased $311,551 to $3,824,298 for the current period as compared to $3,512,747 for the nine month period ended September 30, 1996 ("the comparable period"). The increased rental revenue was primarily due to higher occupancy and rental rates and more corporate leases in place at St. Andrews during 1997. Property operating expenses decreased $20,007 to $1,502,512 for the current period from $1,522,519 for the comparable period. The decreased operating expenses were due primarily to lower operating expenses at Shadeland, offset in part by increased operating expenses at NEBC.

Rental revenue at NEBC increased $67,172 to $1,371,933 for the current period as compared to $1,304,761 for the comparable period. The increase in rental revenue is due primarily to higher occupancy and greater expense reimbursements from Express Med's expansion into Building 1 during the fourth quarter of 1996, offset in part by lease termination fees in the comparable period. The occupancy at NEBC increased to 99% as of September 30, 1997 as compared to 86% as of September 30, 1996. The occupancy for NEBC's office and service center space at September 30, 1997 was 99% and 100% respectively, as compared to 82% and 100% respectively, at September 30, 1996. The increased occupancy in office space was due primarily to Express Med's expansion into Building 1 during the fourth quarter of 1996 and the addition of a new tenant and the expansion of an existing tenant in Building 5 during the second quarter of 1997. The average net rental rate at September 30, 1997 decreased to $7.98 per square foot for office space, excluding free-rent allowances, and increased to $7.07 per square foot for service center space as compared to $8.64 and $6.96, respectively, at September 30, 1996. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due to several tenant renewals and expansions at higher rental rates.

Operating expenses at NEBC increased $38,621 to $599,623 for the current period as compared to $561,002 for the comparable period. The increase was primarily due to higher maintenance costs, offset in part by lower grounds and landscaping costs. Maintenance costs are higher due to power-washing and painting of Buildings 3 and 4 and increased HVAC repairs. Grounds and landscaping costs are lower due to higher parking lot surface repairs and snow removal costs associated with severe winter weather in the comparable period.

Rental revenue at St. Andrews increased $231,247 to $1,586,464 for the current period as compared to $1,355,217 for the comparable period. The increase in rental revenue was due to higher occupancy and rental rates and an increased number of corporate leases in the current period. The average occupancy at St. Andrews was 97% and 94% for the current and comparable periods, respectively. The average monthly rental rate during the current period increased to $656 per unit as compared to $600 during the comparable period due to the strength of the rental market which has resulted in a decline in rental concessions offered to prospective tenants in the current period. The number of corporate units increased to sixty-one at September 30, 1997 from thirty at September 30, 1996. Corporate unit leases at St. Andrews include a corporate unit premium fee to compensate for the additional services provided to the tenants. The corporate unit premium fee was $71,684 and $22,926 for the current and comparable periods, respectively. Operating expenses at St. Andrews decreased $8,188 to $677,282 for the current period as compared to $685,470 for the comparable period.

The Partnership incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against responsible parties during the comparable period. The costs included approximately $3,097,000 and $251,000 of St. Andrews repair and legal costs, respectively, which were offset in part by settlement payments and insurance recoveries received of $45,000 and $500,000, respectively. The Partnership incurred approximately $19,170 and $11,678 of St. Andrews repair and legal costs, respectively, during the current period. No insurance recoveries or settlement payments were netted against these costs in 1997.

Rental revenue at Shadeland increased $13,132 to $865,901 for the current period as compared to $852,769 for the comparable period. The increase was primarily due to higher expense reimbursements in the current period. The increase in expense reimbursements was due primarily to collecting the higher reimbursable real estate taxes from tenants for 1996 in the current period. The average rental rate was $10.73 per square foot at September 30, 1997 and $10.44 per square foot at September 30, 1996. Occupancy at Shadeland declined slightly to 88% as of September 30, 1997 as compared to 89% as of September 30, 1996. Operating expenses at Shadeland decreased $50,440 to $225,607 for the current period as compared to $276,047 for the comparable period. The decrease was primarily due to lower real estate taxes, grounds and landscaping costs and maintenance costs offset in part by higher legal costs. The comparable period included tax expenses for an increased 1995 assessment which was paid during the comparable period. Grounds and landscaping costs decreased due to higher snow removal costs associated with the severe winter in 1996. Maintenance costs decreased due to unanticipated canopy repairs required in the comparable period. Legal costs increased due to an increased number of prospective leases.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The increase in Partnership expense of $19,002 to $444,134 for the current period as compared to $425,132 was primarily due to higher interest expense offset in part by higher interest income. The increase in interest expense is related to the increased advances under the St. Andrews construction loan from the USF&G General Partner which was initially funded in February 1996. The increase in interest income is due to higher average working capital balances primarily as a result of excess proceeds from the Shadeland mortgage loan refinance.

Total general and administrative expenses decreased by $2,243 to $100,219 for the current period as compared to $102,462 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is due to lower overall administrative costs.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense increased $28,793 to $1,732,932 for the current period as compared to $1,704,139 for the comparable period. The increase was related to the increased advances under the St. Andrews construction loan which was initially funded in February 1996.

Depreciation and amortization expense increased by $76,635 to $1,007,483 for the current period as compared to $930,848 for the comparable period primarily due to the depreciation of tenant improvement additions at NEBC, Shadeland and St. Andrews and due to leasing commission additions at NEBC in 1997.

Results of Operations

                                         Net Income (Loss)            Net Income (Loss)
                                         for the Three Months         for the Three Months
                                         Ended September 30, 1997     Ended September 30, 1996
                                         ------------------------     ------------------------

NEBC                                          $  (16,790)                   $  (32,634)
St. Andrews                                       (5,626)                     (104,676)
St. Andrews Repair and Legal Costs, Net           (2,272)                     (117,759)
Shadeland                                         38,130                        40,948
                                               ---------                      --------
                                              $   13,442                     $(214,121)

Partnership Expense                             (134,577)                     (170,169)
                                               ---------                      --------
                                              $ (121,135)                    $(384,290)
                                               =========                      ========


            Three Months Ended September 30, 1997 ("Current Period")
             as compared to September 30, 1996 ("Comparable Period")

The Partnership incurred a net loss of $121,135 for the three months ended September 30, 1997 ("the current period"). The decreased net loss was due primarily to the significant St. Andrews repair and legal costs incurred in 1996 and the improved property performance of St. Andrews in 1997. These repair and legal costs were $2,272 during the current period and $117,759 during the comparable period. Rental revenue increased $127,070 to $1,316,966 for the current period as compared to $1,189,896 for the three month period ended September 30, 1996 ("the comparable period"). The increased rental revenue was primarily due to higher occupancy and rental rates and more corporate leases in place at St. Andrews during 1997, as well as higher occupancy and expense reimbursements at NEBC. Property operating expenses decreased $15,938 to $500,108 for the current period from $516,046 for the comparable period. The decreased operating expenses were due to lower operating expenses at St. Andrews in the current period offset in part by higher operating expenses at NEBC.

Rental revenue at NEBC increased $41,887 to $492,925 for the current period as compared to $451,038 for the comparable period. The increase in rental revenue is due primarily to increased office space occupancy in Buildings 1 and 5 and greater expense reimbursements from Express Med's expansion into Building 1 during the fourth quarter of 1996 offset in part by lease termination fees in the comparable period. The occupancy at NEBC increased to 99% as of September 30, 1997 as compared to 86% as of September 30, 1996 due primarily to increased office space occupancy. The occupancy for NEBC's office and service center space at September 30, 1997 was 99% and 100% respectively, as compared to 82% and 100% respectively, at September 30, 1996. The increased occupancy in office space was due primarily to Express Med's expansion into Building 1 during the fourth quarter of 1996 and to the addition of a new tenant and the expansion of an existing tenant in Building 5 during the second quarter of 1997. The average net rental rate at September 30, 1997, decreased to $7.98 per square foot for office space, excluding free-rent allowances, and increased to $7.07 per square foot for service center space as compared to $8.64 and $6.96, respectively, at September 30, 1996. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due to several tenant renewals and expansions at higher rental rates. Operating expenses at NEBC increased $7,929 to $213,070 for the current period as compared to $205,141 for the comparable period. Overall, operating expenses were higher at the property as a result of increased occupancy. There was a significant increase in maintenance costs as well as a significant decrease in grounds and landscaping costs and a decrease in real estate taxes. Maintenance costs are higher due to the power-washing and painting of Buildings 3 and 4 and increased HVAC repairs. Grounds and landscaping costs are lower due to parking lot surface repair costs incurred in the comparable period. Real estate taxes are lower due to an anticipated lower tax assessment in the current period.

Rental revenue at St. Andrews increased $76,264 to $537,566 for the current period as compared to $461,302 for the comparable period. The increase in rental revenue was due to higher occupancy and rental rates and an increased number of corporate leases in the current period. The average occupancy at St. Andrews was 98% and 96% for the current and comparable periods, respectively. The average monthly rental rate during the current period increased to $673 per unit as compared to $607 during the comparable period due to the strength of the rental market which has resulted in a decline in rental concessions offered to prospective tenants in the current period. The number of corporate units increased to sixty-one at September 30, 1997 from thirty at September 30, 1996. Corporate unit leases at St. Andrews include a corporate unit premium fee to compensate for the additional services provided to the tenants. The corporate unit premium fee was $23,326 and $4,953 for the current and comparable periods, respectively. Operating expenses at St. Andrews decreased $25,408 to $221,559 for the current period as compared to $246,967 for the comparable period. The decrease in operating expenses was primarily due to a decrease in real estate taxes, bad debt expense and utilities offset in part by an increase in corporate unit expense. Real estate taxes were lower due to a successful tax appeal in 1996 which resulted in a lower tax assessment in the current period. Bad debt expense was lower due to a higher level of collected rent in the current period. Utilities were lower due to greater occupancy since tenants are responsible for their utility costs. Corporate unit expenses which may include furnishings, cable and utilities were higher due to increased corporate unit rentals.

The Partnership incurred approximately $25,000 and $93,000 of St. Andrews repair and legal costs, respectively during the comparable period. The Partnership incurred approximately $2,272 of legal and no repair costs at St. Andrews during the current period since substantially all of the repairs were completed by the end of 1996.

Rental revenue at Shadeland increased $8,919 to $286,475 for the current period as compared to $277,556 for the comparable period. The increase was primarily due to a higher average rental rate in the current period. The average rental rate was $10.73 per square foot at September 30, 1997 and $10.44 per square foot at September 30, 1996. The increase in average rental rate is due to lease renewals and new leases at higher rental rates than prior leases. Occupancy at Shadeland declined slightly to 88% as of September 30, 1997 as compared to 89% as of September 30, 1996. Operating expenses at Shadeland increased $1,541 to $65,479 for the current period as compared to $63,938 for the comparable period.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The decrease in Partnership expense of $35,592 to $134,577 for the current period as compared to $170,169 was primarily due to lower interest expense and higher interest income. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan in the current period. The increase in interest income is due to greater working capital reserve balances in the current period from the excess Shadeland refinancing proceeds.

Total general and administrative expenses decreased by $5 to $35,127 for the current period as compared to $35,132 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense decreased $31,025 to $563,602 for the current period as compared to $594,627 for the comparable period. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan in the current period.

Depreciation and amortization expense increased by $34,276 to $348,938 for the current period as compared to $314,662 for the comparable period primarily due to the depreciation of tenant improvement additions at NEBC and Shadeland in 1997.

PART II.        OTHER INFORMATION

Item 6.         Exhibits

(a) 10.52       Promissory Note between USF&G/Legg Mason Realty Partners Limited
                Partnership and The Prudential Insurance Company of America dated as of April 3, 1997

    10.53 Mortgage, Security Agreement and Fixture Filing between USF&G/Legg Mason Realty Partnes Limited Partnership and The Prudential Insurance Company of America dated as of April 3, 1997

    10.54 Promissory Note Modification Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and USF&G Realty Partners, Inc. dated as of November 7, 1997

    10.55 Renewal Promissory Note between USF&G/Legg Mason Realty Partners Limited Partnership and The Prudential Insurance Company of America dated as of September 29, 1997

    10.56 Amended and Restated Mortgage and Security Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and The Prudential Insurance Company of America dated as of September 29, 1997

    27          Financial Data Schedule

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