Form 10-K
period 1997-12-31
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1998-03-31
CIK 832482

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K

                              _____________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
     December 31, 1997                              Commission File No. 0-17633

                                                      ______________________

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                  (Exact name of registrant as specified in its
                       Certificate of Limited Partnership)

         Maryland                                              75-2228850
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

6225 Centennial Way (FB0101), Baltimore, Maryland        21209
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number including area code)   (410) 205-6900

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:
         Units of Assignee Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter eriod that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

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

                                                           Part of Form 10-K to
Document from Which Portions                               which Incorporated by
are Incorporated by Reference                                   Reference

 1.Prospectus dated June 28, 1988                   Part I, Part II and Part III
 2.Prospectus Supplement No.1 dated Nov. 7, 1988    Part I
 3.Prospectus Supplement No.2 dated Feb. 10, 1989   Part I
 4.Prospectus Supplement No.4 dated May 18, 1989    Part I
 5.Prospectus Supplement No.5 dated August 7, 1989  Part I

                                TABLE OF CONTENTS


PART I                                                                      Page

Item 1.   Business                                                            1

Item 2.   Properties                                                          2

Item 3.   Legal Proceedings                                                   5

Item 4.   Submission of Matters to a Vote of Security Holders                 5

PART II

Item 5.   Market for the Partnership's Assignee Limited Partnership Units and
          Related Security Holder Matters                                     6

Item 6.   Selected Financial Data                                             8

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9

Item 8.   Financial Statements and Supplementary Data                        19

Item 9.   Change in and Disagreements with Accountants on Accounting and
          Financial Disclosures                                              42

PART III

Item 10.  Directors and Executive Officers of the Partnership                43

Item 11.  Executive Compensation                                             45

Item 12.  Security Ownership of Certain Beneficial Owners and Management     45

Item 13.  Certain Relationships and Related Transactions                     46

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   47

          Signatures                                                         52

                                     PART I

Item 1.    Business.

USF&G/Legg Mason Realty Partners Limited Partnership (the "Partnership") was organized as a limited partnership under the Maryland Revised Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership filed with the Maryland State Department of Assessments and Taxation on April 12, 1988 and a Limited Partnership Agreement and Amended Certificate of Limited Partnership dated as of June 16, 1988 as subsequently amended (the "Partnership Agreement"). The Partnership was formed to acquire, hold, lease and ultimately dispose of income-producing commercial and multifamily residential rental properties located primarily in the Eastern United States. The General Partners of the Partnership are USF&G Realty Partners, Inc., a Maryland Corporation ("the USF&G General Partner"), and Legg Mason Realty Partners, Inc. ("the Legg Mason General Partner"), a Maryland Corporation (collectively, the "General Partners").

The USF&G General Partner is wholly-owned by USF&G Realty, Inc., a subsidiary of USF&G Corporation ("USF&G"). USF&G is a holding company whose principal subsidiaries provide a variety of commercial and personal property/casualty insurance, surety bonds, reinsurance, life insurance and annuity products. On January 19, 1998, The St. Paul Companies, Inc. ("St. Paul"), a Minnesota corporation, and USF&G announced the signing of a definitive merger agreement pursuant to which a wholly-owned subsidiary of St. Paul will be merged into USF&G. Completion of the transaction is subject to, among other things, approvals by the shareholders of USF&G and St. Paul, in addition to certain regulatory approvals, and is expected to occur in mid-1998.

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

Item 2. Properties.

Shadeland Retail Center
-----------------------

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

The appraised value of Shadeland as of December 1, 1997 was $10,800,000, as compared to $9,890,000 at December 1, 1996. The increase in the appraised value of $910,000 was due primarily to increased occupancy as of the appraisal's effective valuation date, lower property taxes from a successful tax appeal and increased rental rates.

As of December 31, 1997, Shadeland was approximately 88% leased. Shadeland is anchored by Marsh Supermarket and Osco Drugs, Inc. ("Osco"). During the fourth quarter of 1995, Ace Hardware, a tenant in the Shadeland Shoppes, vacated its 8,000 square foot space at the end of its lease due to increased competition in the immediate area. The Partnership may subdivide this still vacant space for new or existing tenants. Net rental rates at Shadeland range from $6.31 to $17.50 per square foot as of December 31, 1997. Operating leases with tenants range in original term from 1 to 20 years. Leases covering approximately 11% of the square feet leased as of December 31, 1997 will expire during 1998. The following tenants leased more than 10% of the total rentable space leased at Shadeland as of December 31, 1997:

                                     % of Total Rentable
                                     Space Leased as of
Tenant                               12/31/97              Lease Expirations
------                               --------              -----------------

Marsh Supermarket                    33%                   5/02/02
American Drug Stores, Inc.
  (dba, Osco Drugs, Inc.)            13%                   6/30/02

Further discussion relating to Shadeland is incorporated by reference from Notes B and G of the Notes to Financial Statements of the Partnership in "Item
8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

St. Andrews Apartments at Westwood
----------------------------------

On June 28, 1990, the Partnership purchased St. Andrews Apartments at Westwood ("St. Andrews") from an unaffiliated seller for a contract price of $13,700,000. In connection with the purchase, interim financing in the amount of $8,500,000 was obtained from an affiliate of the USF&G General Partner. On August 14, 1990, the Partnership replaced the interim financing with permanent financing in the amount of $8,500,000 from an unaffiliated lender. The St. Andrews mortgage loan, originally due September 1, 1997 and subsequently extended to October 1, 1997, was refinanced in September 1997 with an unaffiliated lender. The new loan is an $8,500,000, three-year, floating interest rate loan with a 30-year amortization due October 2, 2000. The interest rate on the new loan resets every 90 days at the 90 day London Interbank Offering Rate plus 1.30%. The interest rate on the new mortgage loan at the time of the refinance was 7.02%. The interest rate at December 31, 1997 was 7.20%.

St. Andrews is located in Orlando, Florida and consists of 16 two-story and three-story apartment buildings on 14.55 acres. The garden-style apartment buildings contain 259 units with an aggregate of approximately 217,000 rentable square feet. Construction repairs to address the numerous construction deficiencies discovered during 1994 were completed during 1996. This included the installation of new windows and replacement of the roofs. The Partnership incurred approximately $3,700,000 to complete these repairs and improvements and $850,000 in engineering and related expenses through 1996. In addition, the Partnership has incurred $699,000 in legal fees and related expenses in pursuing claims against potentially responsible parties as described below through 1996. The Partnership filed suit in state court in Orlando, Florida against the seller, builder, developer, architect, product manufacturer, engineers, as well as several other parties involved in the St. Andrews project. The suit seeks recovery for the costs of the repairs as well as other consequential damages. The construction costs and legal fees through the end of 1996 were offset by settlement and insurance recoveries of $2,732,500. The settlements recovered during 1995 included a $100,000 settlement in the third quarter from an affiliate of the USF&G General Partner as discussed in Note F to the Financial Statements. Settlement recoveries are used to offset construction costs incurred. During 1997, the Partnership incurred approximately $19,000 and $13,000 of St. Andrews repair and legal costs, respectively. The 1997 repair costs relate to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. The Partnership received payment of settlement recoveries in the amount of $33,000 from responsible parties during 1997. The Partnership received an additional $145,000 in settlements from several of the subcontractors from January 1, 1998 through February 17, 1998. (The additional $145,000 is carried as a receivable on the Partnership's balance sheet as of December 31, 1997.) The Partnership used this amount and excess operating cash flow to repay a portion of the St. Andrews construction loan during the first quarter of 1998.

The appraised value of St. Andrews as of December 1, 1997 was $12,750,000 as compared to $12,000,000 at December 1, 1996. The increase in the appraised value of $750,000 reflected the higher rental rates due to continued strength of the Orlando apartment market and a lower capitalization rate used in the appraisal.

As of December 31, 1997, St. Andrews was approximately 94% leased, the average monthly rental rate was $667 per unit and the lease terms ranged from seven to twelve months. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 90% to 99%. Leasing activity at St. Andrews has remained strong due to the strength of the market and the high number of corporate leases in place.

Further discussion relating to St. Andrews is incorporated by reference from Notes B, G, and J of the Notes to Financial Statements of the Partnership in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Northeast Business Campus
-------------------------

On November 8, 1988, the Partnership acquired Northeast Business Campus ("NEBC") from an unaffiliated seller for $13,430,000 in cash. On August 22, 1989, the Partnership obtained permanent financing from an unaffiliated lender for NEBC in the amount of $7,975,000. On October 25, 1994, the Partnership executed a loan modification with the NEBC lender to modify the NEBC mortgage. Under the terms of the loan restructuring, the interest rate was reduced from 9.96% to 8% effective February 15, 1994, the August 15, 1999 maturity date and the principal balance remained unchanged, and the loan may be repaid by the Partnership, at any time without penalty. In order to obtain the loan modification, the Partnership agreed to permit the lender to participate in sales proceeds above the outstanding debt and closing costs or the appraised value in excess of the outstanding debt, if refinanced. The lender will be entitled to receive 60% of the first $1,500,000, 40% of the next $500,000 and 10% thereafter of the remaining proceeds. In connection with the loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At December 31, 1997, the lender held a total of $89,069 of restricted cash escrow which included $8,625 in reserves and $80,444 in tax and insurance escrows. The Partnership also held $395,990 in segregated funds subject to the lien for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender.

NEBC is an office/service center complex comprised of five buildings containing an aggregate of approximately 180,000 rentable square feet, located in suburban Columbus, Ohio. NEBC consists of one two-story office building containing 71,000 rentable square feet, constructed in 1984, two one-story office buildings constructed in 1981, each containing approximately 31,100 rentable square feet, and two service center buildings constructed in 1981, each containing approximately 23,500 rentable square feet, situated on 19.95 acres. As of December 31, 1997, NEBC was approximately 97% leased. Gross rental rates ranged from $11.29 to $14.32 per square foot for office space and from $7.55 to $10.05 per square foot for service center space as of December 31, 1997. Operating leases with tenants range in original term from one to five years. Leases covering approximately 23% or 40,187 of the current square feet leased as of December 31, 1997 will expire during 1998.




The following tenants leased more than 10% of the total rentable space leased at NEBC as of December 31, 1997:

                                   % of Total Rentable
                                    Space Leased as of
      Tenant                            12/31/97           Lease Expirations
      ------                            --------           -----------------

Cigna                                      23%                   6/30/99
Automatic Data Processing                  18%                   3/31/98
Express - Med                              14%                   4/30/02
Electronic Data Systems                    11%                   4/30/02

The Partnership has reached an agreement in principal during the first quarter of 1998 with Automatic Data Processing related to their lease renewal. The Partnership has presented a lease to ADP for signature which has not yet been executed.

The appraised value of NEBC as of December 1, 1997 was $10,200,000 as compared to $9,700,000 at December 1, 1996. The increase of $500,000 in the appraised value from 1996 was due primarily to increased occupancy and market rental rates. Occupancy increased to 97% at December 31, 1997 from 91% at December 31, 1996 due primarily to the expansion of two existing tenants in Buildings 3 and 5 during 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the 1997 fiscal period covered by this report through solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Partnership's Assignee Limited Partnership Units and Related Security Holder Matters.

Presently there is no public market for the Units and there is no expectation that one will develop. Consequently, Unitholders may not be able to liquidate their investment in the event of emergency or for any other reason. Further, the transfer of Units is subject to certain limitations. As of December 31, 1997, there were 1,031 Unitholders, owning an aggregate of 1,094,283 Units.

The General Partners have considered taking steps to facilitate the trading of the Units. The General Partners believe that in view of the current value of the Partnership's portfolio, and in certain cases the uncertainties regarding the future prospects of its properties, as well as the generally unfavorable market conditions for the resale of limited partnership interests and the costs associated with certain types of actions to facilitate a trading market, an effort to facilitate such a market would not be appropriate at this time. In addition, if a trading market in the Units were to be facilitated, the value of the Units in any such market could be less than the Right of Presentment purchase price discussed below.

In accordance with the Partnership Agreement of the Partnership, beginning May 1992, and on each anniversary period thereafter, the USF&G General Partner has offered to purchase, under the Right of Presentment Program, up to 2% (13,886) of the total number of Units originally issued to Investors, which does not include the 400,000 Units purchased by Fidelity and Guaranty Life Insurance Company. The USF&G General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by USF&G Realty Partners, Inc. (13,886), then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. As of December 31, 1997, the General Partners had purchased 185,774 Units under the Right of Presentment Program as follows:

           Repurchase Price    USF&G Realty         Legg Mason
                               Partners, Inc.       Realty Partners, Inc.
           ----------------    --------------       ---------------------

   1997      $  3.48               13,886                  3,030
   1996         4.39               13,886                 69,930
   1995         4.18               13,886                 42,314
   1994         4.17               13,886                      -
   1993         9.53               13,886                      -
   1992        11.27                1,070                      -
                                   ------                -------
                                   70,500                115,274
                                   ======                =======

The USF&G General Partner will repurchase Units under the 1998 Right of Presentment at the 1998 Right of Presentment purchase price discussed below.
If more than 13,886 Units are presented for purchase, 13,886 Units will be purchased by the USF&G General Partner on a pro rata basis from the Unitholders that present. The other General Partner may elect to purchase all or a portion of the excess Units presented up to 447,312 additional Units due to the 50% limit discussed above. Units will be purchased by June 30, 1998. A Certificate of Assignee Units of Limited Partnership Interests representing any Units tendered but not purchased will be issued. The purchasing General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions, and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. For the administrative convenience of the Partnership and Unitholders, the General Partners have modified certain procedures for exercising the Right of Presentment from those outlined in the Prospectus and Partnership Agreement. Presentment is now based upon acceptance of the announced per Unit purchase price. There is no longer a withdrawal period. Unitholders offering Units for purchase must present Units by June 5, 1998.

The purchase price to be paid under the Right of Presentment equals 90% of the value of the Units as estimated by the General Partners based upon current appraisals of the Properties owned by the Partnership. An appraisal is only an estimate of current value and should not be relied upon as a reflection of realizable value. Furthermore, the appraisals reflect value to the owner, and therefore, do not make allowance for expenses that would be incurred in selling the properties. The appraised values of the Properties owned by the Partnership, as indicated by independent appraisals as of December 1, 1997 are:

      Northeast Business Campus:                       $10,200,000

      Shadeland Retail Center:                         $10,800,000

      St. Andrews Apartments at Westwood:              $12,750,000

Using the above referenced appraised values, and after consideration of the Partnership's debt and other assets but before selling expenses, the General Partners have determined that the per Unit purchase price for the 1998 Right of Presentment is $5.36. The increase in the Right of Presentment value from $3.48 in 1997 is due to the increase in the appraised value of St. Andrews, Shadeland as well as NEBC, net of the lender's equity participation. (See Note
G to the Financial Statements.) For determining the 1998 Right of Presentment purchase price, actual settlements reached through February 17, 1998 in the construction litigation related to St. Andrews (which amounts are included as a receivable on the Partnership's balance sheet as of December 31, 1997) and an allowance for additional estimated settlements (net of estimated future litigation expenses) were credited. See the liquidity and capital resources discussion included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the St. Andrews litigation.

The Partnership Agreement provides that any distributable cash flow is distributed to the partners on a quarterly basis, no later than 45 days after the close of each quarter, 99% to the Unitholders and 1% to the General Partners. To the extent that distributable cash flow from operations is not sufficient to pay to the Unitholders a cumulative return of 2% per quarter (or an 8% annual return) on their invested capital, the USF&G General Partner had agreed to lend the Partnership an amount equal to up to 20% of the gross proceeds of the Offering during the first five years to enable the Partnership to pay Unitholders the cumulative return of 2% per quarter (the "Cash Flow Protector Loan"). The obligations to make advances under the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan accrued interest at an annual simple rate of 8% through December 31, 1992 and 6% thereafter. Payment of interest, but not principal, on the Cash Flow Protector Loan is subordinate to the return of Unitholder contributions. For additional information concerning the Cash Flow Protector Loan, refer to Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

During 1993, all of the cash distributions made to the Unitholders and General Partners represented advances from the USF&G General Partner under the Cash Flow Protector Loan. No additional distributions were made after the November 12, 1993 distribution due to the expiration of the Cash Flow Protector Loan and the Partnership's need to retain funds for operating expenses and property improvements. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves, to paydown the St. Andrews construction loan or mortgage obligations, and to provide for certain property maintenance and improvements, and consequently, there is no expectation that distributable cash flow will be available to make distributions to Unitholders.



Item 6.    Selected Financial Data.


                                 For the Year       For the Year        For the Year       For the Year        For the Year
                                 Ended              Ended               Ended              Ended               Ended
Statements of Operations         December 31, 1997  December 31, 1996   December 31, 1995  December 31, 1994   December 31, 1993
------------------------         -----------------  -----------------   -----------------  -----------------   -----------------


Total Revenue                       $ 5,239,669        $ 4,766,702         $ 4,609,318        $ 4,307,972       $ 4,149,803

Total Expenses (***)                  5,602,072          7,119,852           6,100,817          6,129,583        12,701,789

Net (Loss) Income (***)                (362,403)        (2,353,150)         (1,491,499)        (1,821,611)       (8,551,986)

Per Unit (*):

Net (Loss) Income (***)             $     (0.33)       $     (2.13)        $     (1.35)       $     (1.65)       $    (7.74)

Cash Distributions (**)                    0.00               0.00                0.00               0.00              1.57



                                      As of              As of                As of              As of              As of
Balance Sheets                   December 31, 1997  December 31, 1996   December 31, 1995  December 31, 1994  December 31, 1993
--------------                   -----------------  -----------------   -----------------  -----------------  -----------------

Real Estate Investments (***)       $27,159,596        $27,801,201         $28,612,932        $29,427,139        $30,713,232

Total Assets (***)                   29,168,031         30,611,034          30,021,127         30,810,375         32,008,156

Debt (****)                          27,489,004         28,369,222          25,645,265         25,705,421         25,564,553


(*) Based on the weighted average number of Units outstanding for each year in the five year period ended December 31, 1997, of 1,094,283 and the net income or cash distributions allocated to the Unitholders. The calculation accounts for basic and diluted per unit activity.

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

General
-------

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

Liquidity and Capital Resources
-------------------------------

The cash and cash equivalents position of the Partnership at December 31, 1997 increased $289,291 from December 31, 1996. The increase was primarily due to the increased cash provided by operating activities due to the improved operating performance at each property. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows:
(1) decreasing with the funding of lease-up costs and capital improvements at the properties; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements and construction loan repayments) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At December 31, 1997, the lender held $89,069 in reserves and escrows and the Partnership held $395,990 in segregated funds subject to the lien for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. The Partnership expects for the foreseeable future to continue to apply cash flow from operations to increase Partnership working capital reserves, provide for St. Andrews and Shadeland maintenance and improvements and repay the St. Andrews construction loan and mortgage debt. Consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent in view of the current real estate and economic environments and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

The Partnership does not anticipate making any significant investments in income producing properties during 1998 other than tenant improvements and leasing commissions related to new tenants and facade renovations at Shadeland. The Partnership anticipates that these investments at Shadeland and St. Andrews will be funded by cash flow from operations during 1998. Any investment at NEBC will be funded from the reserve accounts discussed above maintained by the lender and the Partnership.

The Partnership filed suit in 1994 in state court in Orlando, Florida against various parties involved in the St. Andrews project seeking recovery for the costs of the anticipated repairs as well as other consequential damages. The repairs were necessary to address numerous construction deficiencies discovered during 1994. The Partnership continues to assert its claims against the remaining potentially responsible parties. During 1997, the Partnership received payment of settlement recoveries in the amount of $33,000 from responsible parties and obtained, through settlement, the right to pursue the general contractor's claims for indemnity and contribution from the subcontractors who worked on the St. Andrews project. The Partnership received an additional $145,000 in settlements from several of the subcontractors from January 1, 1998 through February 17, 1998. (The additional $145,000 is carried as a receivable on the Partnership's balance sheet as of December 31, 1997.) The Partnership is continuing to pursue these claims against the remaining subcontractors. There can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms continue to require monthly interest payments on advanced funds at 9.0% and also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of December 31, 1997, the outstanding balance of the construction loan was $1,037,000. This balance reflected a February 1997 advance of $215,000 and 1997 principal repayments of $1,968,000 from settlement recoveries and excess refinancing proceeds from the Shadeland mortgage discussed below. No further advances on the loan are expected. The Partnership made an additional principal repayment of $400,000 from operating cash flow and settlement recoveries during the first quarter of 1998. The Partnership anticipates further principal repayments prior to maturity from operating cash flow and from settlement recoveries.

The Partnership obtained a mortgage loan during May 1997 from an unaffiliated lender to refinance the existing Shadeland mortgage loan. The new loan is a $5,000,000, five-year, 7.60% fixed interest rate loan with a 25-year amortization. The lender required a $150,000 cash hold-back to be used for expenses relating to parking lot resurfacing. The resurfacing of the parking lot was completed in July 1997 and the escrow reserve was distributed to the Partnership in August 1997. The loan provided total cash proceeds in excess of the prior mortgage and closing costs of approximately $945,000. Approximately $250,000 of the excess proceeds may be used to fund certain future additional capital improvement costs and leasing commissions at Shadeland. The Partnership applied the remaining proceeds of approximately $695,000 to the repayment of the St. Andrews construction loan.

The St. Andrews mortgage loan, originally due September 1, 1997 and subsequently extended to October 1, 1997, was refinanced in September 1997 with an unaffiliated lender. The new loan is an $8,500,000, three-year, floating interest rate loan with a 30-year amortization due October 2, 2000. The interest rate on the new loan resets every 90 days at the 90 day London Interbank Offering Rate plus 1.30%. The interest rate on the new mortgage loan at the time of the refinance was 7.02%. The interest rate at December 31, 1997 was 7.20%.

The General Partners completed their St. Andrews marketing analysis during the fourth quarter of 1997 and have decided to not market St. Andrews for sale at this time. The General Partners will continue to periodically evaluate the investment strategy for each property.

Inflation
---------

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

Inflation may also impact the interest rates charged by lenders. An increase in interest rates due to inflation occurring at the maturity date of any of the Partnership's fixed interest rate mortgage loans or during the duration of the St. Andrews floating interest rate loan would have an adverse effect on the Partnership. The interest rate on a new loan or the extension of an existing loan could be higher or lower than the current rates, resulting in a change in debt service and cash flow from operations. A change in interest rates would also have the same effect for a floating interest rate loan.

Year 2000 Issue
---------------

The "Year 2000 Issue" is the result of computer programs that were designed with the inability to accept, process or display dates in the next century.
Computer programs and various types of electronic equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This problem may also effect embedded systems where software is contained within the hardware.

The Partnership's Year 2000 readiness issues include their computer systems used to report property level financial results to the Partnership as well as the embedded systems that are part and parcel of the buildings owned by the Partnership. This may include heating, ventilation and air-conditioning controls, elevators, boilers and security systems.

The Partnership has initiated discussions with the General Partners and its property managers to ensure that they have appropriate plans to fix the Year 2000 issues. The Partnership believes that these parties will adopt appropriate Year 2000 compliance programs, although there can be no assurances in this regard, it is not anticipated that the Year 2000 issue will have a significant effect on operations of the Partnership.



Results of Operations
---------------------

                                      Net (Loss) Income       Net (Loss) Income       Net (Loss) Income
                                      for the Year Ended      for the Year Ended      for the Year Ended
                                      December 31, 1997       December 31, 1996       December 31, 1995
                                      -----------------       -----------------       -----------------

St. Andrews                              $(136,917)              $   (308,732)           $  (313,562)

St. Andrews Repair and Legal
  Net Recovery (Costs)                     146,149                 (1,516,240)              (833,771)

Shadeland                                  256,278                    125,440                199,790

NEBC                                       (65,845)                   (63,739)              (132,671)
                                         ---------                -----------            -----------
                                           199,665                 (1,763,271)            (1,080,214)

Partnership Expense                       (562,068)                  (589,879)              (411,285)
                                         ---------                -----------            -----------

                                         $(362,403)              $ (2,353,150)           $(1,491,499)
                                         =========               ============            ===========

                                  1997 to 1996
                                  ------------

The Partnership incurred a net loss of $362,403 for the twelve months ended December 31, 1997 ("current period") as compared to $2,353,150 for the twelve months ended December 31, 1996 ("comparable period"). The decreased net loss of $1,990,747 was due primarily to the significant St. Andrews repair and legal costs incurred in 1996. These costs were $1,516,240 during the comparable period while net recoveries of $146,149 were realized during the current period. Revenue for the current period was $5,239,669 as compared to $4,766,702 for the comparable period. The increase of $472,967 was primarily due to higher occupancy and greater expense reimbursements at NEBC and higher occupancy and rental rates and more corporate leases in place at St. Andrews during 1997. Property operating expenses increased $139,479 to $2,024,911 for the current period from $1,885,432 for the comparable period. The increase is due to higher operating expenses at St. Andrews and NEBC, offset in part by lower operating expenses at Shadeland.

Northeast Business Campus
-------------------------

Rental revenue at NEBC increased $126,156 to $1,891,967 for the current period as compared to $1,765,811 for the comparable period. The increase was the result of increased occupancy and greater expense reimbursements from Express Med's expansion into Building 1 during the fourth quarter of 1996, offset in part by lease termination fees in the comparable period. The occupancy at NEBC at December 31, 1997 was 97% as compared to 91% at December 31, 1996. Occupancy was higher due primarily to the expansion of two existing tenants in Buildings
3 and 5 during 1997. The occupancy for the office and service center component at December 31, 1997 was 97% and 96%, respectively, as compared to 90% and 91%, respectively, at December 31, 1996. The average net rental rate at December 31, 1997 decreased to $8.41 per square foot for office space, excluding free-rent allowances, and increased slightly to $7.10 per square foot for service center space as compared to $8.70 and $7.07, respectively, at December 31, 1996. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases.

Operating expenses at NEBC increased $100,664 to $791,369 for the current period as compared to $690,705 for the comparable period. The increase was primarily due to higher maintenance costs and real estate taxes, offset in part by lower grounds and landscaping costs. Maintenance costs are higher due to the power-washing and painting of Buildings 3 and 4 and increased HVAC repairs.
Real estate taxes are higher due to a successful tax appeal which resulted in a refund in the comparable period. Grounds and landscaping costs are lower due to higher parking lot surface repairs and higher snow removal costs associated with severe winter weather in the comparable period.

St. Andrews Apartments at Westwood
----------------------------------

Rental revenue at St. Andrews increased $277,340 to $2,104,510 for the current period as compared to $1,827,170 for the comparable period. The increase in rental revenue was due to higher occupancy and rental rates and an increased number of corporate leases in place in the current period. The average monthly rental rate for the year ended December 31, 1997 increased to $667 per unit as compared to $607 for the year ended December 31, 1996. The increase was due to the strength of the rental market which has resulted in a decline in rental concessions offered to prospective tenants in the current period. The average occupancy at St. Andrews for the current period was 96% as compared to 94% for the comparable period. As of December 31, 1997, there were forty-one corporate units as compared to twenty units at December 31, 1996. Corporate unit leases at St. Andrews include a corporate unit premium fee to compensate for the additional services provided to the tenants. The corporate unit premium fee was $92,315 and $29,756 for the current and comparable periods, respectively.

Operating expenses at St. Andrews increased $140,025 to $1,002,655 for the current period as compared to $862,630 for the comparable period. The increase was primarily due to higher real estate taxes, corporate unit expenses and maintenance costs. Real estate tax expenses were higher due to a receipt in 1996 relating to a successful tax appeal and a higher property tax assessment in the current period. Corporate unit expenses which may include furnishings, cable and utilities were higher due to increased corporate unit rentals. Maintenance costs were higher due to the power-washing of the new vinyl siding and increased general building maintenance costs due to higher turnover in the current period. The manufacturer and engineering consultant have recommended periodic power-washing to maintain the siding's appearance in the Florida climate.

The Partnership has incurred significant engineering, construction and legal costs at St. Andrews related to assessing and repairing the construction problems and pursuing legal remedies against potentially responsible parties. As a result, these amounts are reported in the St. Andrews repair and legal costs, net of recoveries category. The Partnership has negotiated and received settlements from several of the responsible parties during 1997 and 1996. Settlement recoveries received are used to offset repair and legal costs incurred. The Partnership incurred approximately $19,000 and $13,000 of St. Andrews repair and legal costs, respectively, during 1997 which were more than offset by the recoveries of $178,000. During 1996, the Partnership incurred approximately $3,269,000 and $352,000 of St. Andrews repair and legal costs, respectively, $1,605,000 of which were offset by settlement recoveries and a $500,000 insurance recovery.

Shadeland Retail Center
-----------------------

Rental revenue at Shadeland increased $51,547 to $1,205,097 for the current period as compared to $1,153,550 for the comparable period. The increase in rental revenue was due primarily to higher expense reimbursements in the current period. The increase in expense reimbursements was due primarily to collecting the higher reimbursable real estate taxes from Marsh and Osco for 1996 in the current period. The occupancy at Shadeland increased to 88% at December 31, 1997 as compared to 83% at December 31, 1996. The increase in occupancy was due to a greater number of tenant move-ins than move-outs during the current period. The average net rental rate at December 31, 1997 increased to $10.61 per square foot as compared to $10.49 per square foot at December 31, 1996.

Operating expenses at Shadeland decreased $101,210 to $230,887 for the current period as compared to $332,097 for the comparable period. The decrease was due to a decrease in property taxes and grounds and landscaping costs offset in part by higher legal costs. The decrease in property taxes was due to refunds in the current period resulting from a successful tax appeal and also due to a lower anticipated tax assessment in the current period. Grounds and landscaping costs decreased due to higher snow removal costs associated with the severe winter in 1996. Legal costs increased due to an increased number of prospective leases.

Partnership Expense
-------------------

Partnership expense is comprised of general and administrative expenses, and the interest expense related to the Cash Flow Protector Loan, General Partner loans and the St. Andrews construction loan partly offset by interest earned on temporary investments. The decrease in Partnership expense of $27,811 to $562,068 for the current period as compared to $589,879 for the comparable period is primarily due to higher interest income. The increase in interest income is due to higher average working capital balances as a result of excess proceeds from the Shadeland mortgage loan refinance and excess net cash flow generated by the properties. See Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from "Item 8 Financial
Statement and Supplemental Data" of the Annual Report on Form 10-K.


General and Administrative
--------------------------

Total general and administrative expenses decreased by $5,020 to $123,345 for the current period as compared to $128,365 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is due to lower overall administrative costs.


Interest
--------

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews, and Shadeland of $622,808, $764,396 and $377,806, respectively, and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans and the St. Andrews construction loan of $471,900 (see Note F). Interest expense decreased $64,994 for the current period as compared to the comparable period. The decrease is primarily due to lower interest expense as a result of refinancing the St. Andrews mortgage loan at a lower floating rate than the prior fixed rate mortgage loan.

Depreciation and Amortization
-----------------------------

Depreciation and amortization consists primarily of depreciation on the buildings at NEBC, St. Andrews and Shadeland, depreciation of tenant improvements, amortization of loan fees resulting from the refinance of the Shadeland and St. Andrews mortgage loans and amortization of leasing commissions incurred in connection with the NEBC and Shadeland leasing activities. Depreciation and amortization increased by $75,144 to $1,363,055 for the current period as compared to $1,287,911 for the comparable period. The increase is primarily due to the depreciation of tenant improvement additions at NEBC, Shadeland and St. Andrews, the amortization of the Shadeland mortgage loan refinance costs, and the amortization of the leasing commissions, incurred at NEBC in 1997.

                                  1996 to 1995
                                  ------------

The Partnership incurred a net loss of $(2,353,150) for the twelve months ended December 31, 1996 ("current period") as compared to $(1,491,499) for the twelve months ended December 31, 1995 ("comparable period"). The increased net loss of $861,651 was due primarily to the increased St. Andrews repair and legal costs, net incurred in 1996. These costs were $1,516,240 during the current period and $833,771 during the comparable period. Revenue for the current period was $4,766,702 as compared to $4,609,318 for the comparable period. The increase of $157,384 was primarily due to higher occupancy at NEBC and higher occupancy and rental rates at St. Andrews during 1996. Property operating expenses increased $109,277 to $1,885,432 for the current period from $1,776,155 for the comparable period. The increase is due to higher operating expenses at St. Andrews and Shadeland.

Northeast Business Campus
-------------------------

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

St. Andrews Apartments at Westwood
----------------------------------

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

Shadeland Retail Center
-----------------------

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


Partnership Expense
-------------------

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



General and Administrative
--------------------------

Total general and administrative expenses decreased by $8,711 to $128,365 for the current period as compared to $137,076 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership. The decrease is primarily due to lower professional fees and salary costs allocated to the Partnership in the current year.

Interest
--------

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews, and Shadeland of $623,076, $820,250 and $383,510, respectively, and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans and the St. Andrews construction loan of $475,068 (see Note F). Interest expense increased $160,474 for the current period as compared to the comparable period. The increase is primarily due to interest incurred on the St. Andrews construction loan which was initially drawn upon in February 1996.

Depreciation and Amortization
-----------------------------

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

Item 8.    Financial Statements and Supplementary Data.

                   Index to Financial Statements and Schedules


                                                                           Page
                                                                           ----
USF&G/Legg Mason Realty Partners Limited Partnership
----------------------------------------------------
     Report of Independent Auditors                                         20
     Balance Sheets - December 31, 1997 and December 31, 1996               21
     Statements of Operations - For the years ended December 31, 1997,
       December 31, 1996, and December 31, 1995                             22
     Statements of Partners' Equity (Deficit) - For the years ended
       December 31, 1997, December 31, 1996, and December 31, 1995          23
     Statements of Cash Flows - For the years ended December 31, 1997,
       December 31, 1996, and December 31, 1995                             24
     Notes to Financial Statements                                          25
     Schedule III - Real Estate and Accumulated Depreciation at
       December 31, 1997                                                    39
     Notes to Schedule III - Real Estate and Accumulated Depreciation       40
     Schedule X - Supplementary Statements of Operations Information -
       For the years ended December 31, 1997, December 31, 1996, and
       December 31, 1995                                                    41


All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

Report of Independent Auditors

The Partners
USF&G/Legg Mason Realty Partners Limited Partnership

We have audited the accompanying balance sheets of USF&G/Legg Mason Realty Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the accompanying Index to Financial Statements and Schedules (Item 8). These financial statements and schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USF&G/Legg Mason Realty Partners Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Baltimore, Maryland
February 17, 1998

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                          December 31, 1997         December 31, 1996
                                                          -----------------         -----------------
Assets

Real Estate Investments:

Income Producing Properties - Notes B and G               $27,159,596               $27,801,201
Cash and Cash Equivalents (including temporary
  investments at December 31, 1997 and 1996 of
  $509,955 and $232,850 respectively) - Note D              1,070,018                   780,727
Restricted Cash Escrow - Note G                                89,069                   130,356
Accounts Receivable, Net - Note A                             218,744                   108,082
St. Andrews Recovery Receivables - Note J                     145,000                 1,525,000
Other Assets - Note E                                         485,604                   265,668
                                                          -----------               -----------

         Total Assets                                     $29,168,031               $30,611,034
                                                          ===========               ===========

Liabilities

Mortgages Payable - Note G                                $21,402,270               $20,529,488
Accounts Payable and Other Liabilities - Note D               769,689                 1,262,790
St. Andrews Construction Loan - Note J                      1,037,000                 2,790,000
Due to General Partners and Affiliates - Note F             2,542,065                 2,249,346
Cash Flow Protector Loan - Note F                           4,849,734                 4,849,734
                                                          -----------               -----------
                                                           30,600,758                31,681,358

Partners' (Deficit) Equity

General Partners                                             (258,740)                 (255,116)
Assignor and Assignee Limited Partners,
  1,094,283 Units Issued and Outstanding                   (1,173,987)                 (815,208)
                                                          -----------               -----------
                                                           (1,432,727)               (1,070,324)
                                                          -----------               -----------

     Total Liabilities and Partners' (Deficit) Equity     $29,168,031               $30,611,034
                                                          ===========               ===========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS


                                                   For the Year Ended    For the Year Ended  For the Year Ended
                                                   December 31, 1997     December 31, 1996   December 31, 1995
                                                   ------------------    ------------------  ------------------
Revenue:

Rental                                             $5,201,574            $ 4,746,531         $ 4,555,170
Interest                                               38,095                 20,171              54,148
                                                   ----------            -----------         -----------
   Total Revenue                                    5,239,669              4,766,702           4,609,318

Expenses:

Property Operating                                  2,024,911              1,885,432           1,776,155
St. Andrews Repair and Legal
   Net (Recovery) Costs - Note J                     (146,149)             1,516,240             833,771
General and Administrative                            123,345                128,365             137,076
Interest                                            2,236,910              2,301,904           2,141,430
Depreciation and Amortization                       1,363,055              1,287,911           1,212,385
                                                  -----------            -----------         -----------
   Total Expenses                                   5,602,072              7,119,852           6,100,817
                                                  -----------            -----------         -----------
      Net Loss                                    $  (362,403)           $(2,353,150)        $(1,491,499)
                                                  ===========            ===========         ===========

Net Loss Allocated to:

General Partners                                  $    (3,624)           $   (23,531)        $   (14,915)
Assignor and Assignee Limited Partners               (358,779)            (2,329,619)         (1,476,584)
                                                  -----------            -----------         -----------
                                                  $  (362,403)           $(2,353,150)        $(1,491,499)
                                                  ===========            ===========         ===========

Net Loss per Unit - Note A (Basic and Diluted)    $     (0.33)           $     (2.13)        $     (1.35)
                                                  -----------            -----------         -----------

Weighted Average Number of Units                    1,094,283              1,094,283           1,094,283
                                                  ===========            ===========         ===========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                            Assignor and Assignee Limited Partners                    General Partners
                            --------------------------------------                    ----------------
                                                                                        Legg
                                                                          USF&G         Mason
                             USF&G          Other          Total          Realty       Realty        Total
                            Limited        Limited        Limited       Partners,     Partners,     General
                            Partners      Partners        Partners         Inc.         Inc.       Partners        Total
                            --------      --------        --------      ---------     --------     --------        -----
Partners' Equity
(Deficit) - January
1, 1995                     $1,164,253    $1,826,742      $ 2,990,995   $(145,689)    $(70,981)    $(216,670)      $2,774,325

   Net Loss                   (588,030)     (888,554)      (1,476,584)    (11,932)      (2,983)      (14,915)      (1,491,499)

   Right of
   Presentment at
   book value                   37,909       (37,909)               0           0            0             0                0
                             ---------    ----------       ----------   ---------     --------     ---------       ----------

Partners' Equity
(Deficit) - December
31, 1995                       614,132       900,279        1,514,411    (157,621)     (73,964)     (231,585)       1,282,826


   Net Loss                   (957,301)   (1,372,318)      (2,329,619)    (18,825)      (4,706)      (23,531)      (2,353,150)

   Right of
   Presentment at
   book value                   19,163       (19,163)               0           0            0             0                0
                             ---------    ----------       ----------   ---------     --------     ---------       ----------
Partner's Equity
(Deficit) - December
31, 1996                     $(324,006)   $ (491,202)     $  (815,208)  $(176,446)    $(78,670)    $(255,116)     $(1,070,324)

   Net Loss                   (151,984)     (206,795)        (358,779)     (2,899)        (725)       (3,624)        (362,403)

   Right of
   Presentment at
   book value                  (10,276)       10,276                0           0            0             0                0
                             ---------    -----------     -----------   ---------     --------     ---------      -----------
Partner's Equity
(Deficit) - December
31, 1997                     $(486,266)   $ (687,721)     $(1,173,987)  $(179,345)    $(79,395)    $(258,740)     $(1,432,727)
                             =========    ===========     ===========   =========     ========     =========      ===========






               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                            For the Year Ended     For the Year Ended    For the Year Ended
                                                            December 31, 1997      December 31, 1996     December 31, 1995
                                                            ------------------     ------------------    ------------------
Operating Activities
Net Loss                                                      $   (362,403)          $(2,353,150)          $(1,491,499)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                               1,363,055             1,287,911             1,212,385
     Change in net assets and liabilities related
       to operating activities:
       Decrease in restricted cash escrow                           41,287                62,046               165,143
       (Decrease) increase in accounts payable and
         other liabilities                                        (493,101)             (143,438)              457,705
       Increase in due to general partners and
         affiliates                                                292,719               362,538               304,702
       (Increase) decrease in accounts receivable                 (110,662)              (39,306)               58,411
       Decrease (increase) in St. Andrews
          recovery receivables                                   1,380,000            (1,525,000)                    0
       Increase in other assets                                   (357,071)             (119,516)              (81,311)
                                                               -----------          ------------          ------------

Net Cash Provided by (Used in) Operating Activities              1,753,824            (2,467,915)              625,536
                                                               -----------          ------------          ------------

Investing Activities
     Investment in income producing properties                    (584,315)             (362,870)             (300,857)
                                                               -----------          ------------          ------------

Net Cash Used in Investing Activities                             (584,315)             (362,870)             (300,857)
                                                               -----------          ------------          ------------

Financing Activities
     Mortgage loan advances                                     13,500,000                     0                     0
     Mortgage principal payments                               (12,627,218)              (66,043)              (60,156)
     St. Andrews construction loan advances                        215,000             2,790,000                     0
     St. Andrews construction loan payments                     (1,968,000)                    0                     0
                                                               -----------          ------------          ------------

Net Cash (Used in) Provided by Financing Activities               (880,218)            2,723,957               (60,156)
                                                               -----------          ------------          ------------

     Increase (Decrease) in Cash and Cash Equivalents              289,291              (106,828)              264,523

     Cash and Cash Equivalents, Beginning of Year                  780,727               887,555               623,032
                                                              ------------          ------------          ------------

     Cash and Cash Equivalents, End of Year                   $  1,070,018          $    780,727          $    887,555
                                                              ============          ============          ============

               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997


Note A - Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization
------------

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

Basis of Presentation
---------------------

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

                                December 31, 1997


Note A - Organization, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization
-----------------------------

Buildings and improvements are recorded at cost, adjusted for impairments as required under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Improvements are capitalized, and repairs and maintenance are charged to operations as incurred. Leasing commissions are amortized using the straight-line method over the term of the related leases. Capitalized financing costs are amortized using the straight-line method over the term of the related financing. Depreciation and amortization expense of $1,225,920 and $137,135, and $1,174,602 and $113,309
was recorded during 1997 and 1996, respectively.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. The standard was issued to change the current method used by public companies to compute earnings per share. SFAS No. 128 had no effect on the Partnership's computation of net earnings or loss per share.

Income Taxes
------------

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Revenue
--------------

Rental revenue is recognized on a straight-line basis over the lease terms. The accounts receivable related to the recording of rental revenue on a straight-line basis totaled $163,457 and $70,256 at December 31, 1997 and 1996, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note A - Organization, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Allocation of Net (Loss) Income From Operations
-----------------------------------------------

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

The General Partners are entitled to the beneficial rights attributable to Units purchased under the Right of Presentment Program including the rights to cash distributions and a percentage of the Partnership's income, gains, losses, deductions, credits, and distributions. As of December 31, 1997, the General Partners have repurchased Units under the Right of Presentment Program as follows:

                               USF&G Realty    Legg Mason Realty
  June 30    Price per Unit    Partners, Inc.    Partners, Inc.    Total Price
  -------    --------------    --------------    --------------    -----------

   1997         $ 3.48            13,886             3,030           $ 58,868
   1996         $ 4.39            13,886            69,930           $367,952
   1995         $ 4.18            13,886            42,314           $234,916
   1994         $ 4.17            13,886                 -           $ 57,905
   1993         $ 9.53            13,886                 -           $132,334
   1992         $11.27             1,070                 -           $ 12,059
                                  ------           -------
                                  70,500           115,274
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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note B - Income Producing Properties (Continued)

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

The following table sets forth summarized financial information for NEBC, St. Andrews (also see Note J - St. Andrews) and Shadeland, the three Properties owned directly by the Partnership, at December 31, 1997 and 1996:

                                        1997                 1996
                                        ----                 ----

Buildings and improvements           $29,959,857         $29,406,342
Land                                   5,444,913           5,444,913
                                     -----------         -----------
                                      35,404,770          34,851,255
Less:  Accumulated depreciation       (8,245,174)         (7,050,054)
                                     -----------         -----------
                                     $27,159,596         $27,801,201
                                     ===========         ===========

Operating leases with tenants at NEBC and Shadeland range in term from one to five and one to twenty years, respectively. The lease term at St. Andrews ranges in term from seven to twelve months. The General Partners expect that in the normal course of business these leases will be renewed or replaced by other leases. Fixed future minimum rents to be received under existing leases at December 31, 1997 are as follows:

                  1998                                    $2,952,704
                  1999                                     1,649,076
                  2000                                     1,356,852
                  2001                                     1,095,155
                  2002                                       447,303
                  Thereafter                                 242,517
                                                          ----------
                                                          $7,743,607
                                                          ==========

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note C - Investment in Joint Venture

On May 16, 1989, the Partnership entered into a general partnership agreement (the "Greenbrier Joint Venture") with Greenbrier Towers Fidelity Associates Limited Partnership ("Fidelity"), an affiliate of the USF&G General Partner, to acquire, own and operate Greenbrier Towers (the "Property"), two existing office buildings in Chesapeake, Virginia. The Partnership and Fidelity (the "Joint Venture Partners") each owned a 50% general partnership interest in Greenbrier Joint Venture. The Partnership accounted for its investment in Greenbrier Joint Venture using the equity method.

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note C - Investment in Joint Venture (Continued)

The following table discloses summarized information as to the Partnership's equity in the revenue and expenses of Greenbrier Joint Venture for the period indicated:

                                                     For the Year Ended
                                                      December 31, 1995
                                                      -----------------
Statements of Operations
------------------------
Gross revenue                                             $ 363,012
Less expenses:
   Property operating                                       152,572
   Depreciation/amortization                                 90,224
   Interest                                                 233,884
   Writedown                                                460,567
                                                            -------
Total expenses                                              937,247
                                                            -------

Gain on debt forgiveness                                    693,497
                                                            -------

Equity in joint venture income                              119,262
                                                            -------

Decrease in cumulative
   unrecognized joint venture loss                         (119,262)
                                                           --------

Recognized equity in joint venture loss                  $        0
                                                         ==========
Unrecognized equity in joint venture loss                $      500
                                                         ==========

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

                                December 31, 1997


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

   Due to General Partners and Affiliates -  Note F

   Cash Flow Protector Loan -                Note F

See Note G for the Mortgage Payable fair value disclosure.

Note E - Other Assets

Other assets consist of deposits, prepaid expenses, leasing commissions, and capitalized financing costs. As of December 31, 1997 and 1996, capitalized financing costs and leasing commissions totaled $844,751 and $539,910, respectively and related accumulated amortization totaled $391,855 and $290,942, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


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

USF&G Realty, Inc., the parent of the USF&G General Partner, is entitled to receive an asset management fee (the "Asset Management Fee") equal to .5% of the aggregate contract prices of the Properties owned and operated by the Partnership, not to exceed an amount equal to 8% of annual distributable cash flow from operations. The Asset Management Fee accrues as to each property commencing with the date the property is acquired and is prorated in the event Properties are held for only a portion of the year. Beginning on December 31, 1989 (the termination of the Offering), 40% of the Asset Management Fee is payable currently and 60% is deferred to be paid from sale or refinancing proceeds, if available. The asset management fees of $423,990 accrued as of December 31, 1997 are subordinate to the return of unitholder contributions. Asset management fees have not been accrued since the first quarter of 1994, due to a lack of distributable cash flow.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note F - Related Party Transactions (Continued)

The following is a summary of compensation and reimbursements of expenses incurred to the General Partners and their affiliates for the periods indicated:

                        For the Year Ended For the Year Ended For the Year Ended December 31, 1997 December 31, 1996 December 31, 1995
                        -----------------  -----------------  -----------------

Charged to expenses:
   Operating expenses     $  78,715          $  78,898         $  85,455
   Interest expense:
    General Partner
      Loans                  16,878             16,542            17,708
    St. Andrews
      Construction Loan     164,038            166,745                 0
    Cash Flow Protector
      Loan                  290,984            291,781           290,996
   Asset management fee:
     Current                      0                  0                 0
     Deferred                     0                  0                 0


Due to General Partners and affiliates consists of the following as of the dates indicated:


                                       December 31, 1997      December 31, 1996
                                       -----------------      -----------------

General Partner Loans                     $  200,000            $  200,000
Accrued Interest on General
    Partner Loans                             52,923                36,045
Accrued Interest on the St. Andrews
    Construction Loan                         16,600                42,548
Operating Expenses                            32,532                21,727
                                          ----------            ----------
                                             302,055               300,320
                                          ----------            ----------

Asset Management Fees                        423,990               423,990
Accrued Interest on the Cash Flow
    Protector Loan                         1,816,020             1,525,036
                                          ----------            ----------
  Amounts Subordinate to the return
  of Unitholder contributions              2,240,010             1,949,026
                                          ----------            ----------
                                          $2,542,065            $2,249,346
                                          ==========            ==========

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

                                December 31, 1997


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

See Note J - St. Andrews for a discussion of an additional loan from USF&G Realty Partners, Inc. Additionally, during 1995, the Partnership received $100,000 as a settlement with a responsible party in the St. Andrews construction litigation. This settlement payment was made by United States Fidelity & Guaranty Company, an affiliate of USF&G Realty Partners, as the insurer of the responsible party. The settlement with United States Fidelity and Guaranty Company was negotiated at arm's length between counsel for the Partnership and the claims representative.

Note G - Mortgage Payables



Mortgage payables consists of the following as of the dates indicated:

                                                                    December 31, 1997         December 31, 1996
                                                                    -----------------         -----------------

Mortgage loan, secured by Northeast Business Campus,
     due August 15, 1999, interest at 8.00% (1)                       $  7,948,148              $  7,975,000

Mortgage loan, secured by St. Andrews at Westwood,
     - originally due September 1, 1997, interest at 9.65%(2)                    0                 8,500,000
     - due October 2, 2000, floating rate (3)                            8,500,000                         0

Mortgage loan, secured by a portion of Shadeland Retail Center,
     due May 2002, interest at 7.60% (4)                                 4,954,122                 4,054,488
                                                                       -----------               -----------
                                                                       $21,402,270               $20,529,488
                                                                       ===========               ===========


(1) Interest only was payable monthly in the amount of $53,167 through August 15, 1997 with payments of principal and interest thereafter of $59,813 through August 15, 1999.

(2) Interest only was payable monthly in the amount of $68,354 over the life of the loan. This loan was refinanced on September 1, 1997.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note G - Mortgage Payables (Continued)

(3) The interest rate on the new loan resets every 90 days at the 90 day London Interbank Offering Rate plus 1.30%. The interest rate at December 31,
    1997 was 7.20%. Interest only is payable monthly through October 2, 1999 and principal and interest is payable monthly through October 2, 2000, based upon a 30-year amortization period.

(4) Monthly payments of $37,275, including principal and interest, are based upon a 25-year amortization period. Principal payments of $63,436 and $66,043 were made in 1997 and 1996, respectively. The loan, originally due January 1, 1997 and subsequently extended to May 31, 1997, was refinanced in May 1997.

On October 25, 1994, the Partnership executed a loan modification with the NEBC lender to modify the NEBC mortgage. Under the terms of the loan restructuring, the interest rate was reduced from 9.96% to 8% effective February 15, 1994, the maturity date and principal balance remain unchanged, and the loan may be repaid by the Partnership, at anytime, without penalty. In order to obtain the loan modification, the Partnership agreed to permit the lender to participate in sales proceeds above the outstanding debt and closing costs or the appraised value in excess of the outstanding debt, if refinanced. The lender will be entitled to receive 60% of the first $1,500,000, 40% of the next $500,000 and 10% thereafter of the remaining proceeds. In connection with the loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At December 31, 1997, the lender held a total of $89,069 of restricted cash escrow which included $8,625 in reserves and $80,444 in tax and insurance escrows. The Partnership also held $395,990 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender.

The mortgage loans are non-recourse obligations. It is assumed the carrying value of the Shadeland and St. Andrews mortgage obligations approximates the fair value. The fair value of the NEBC mortgage obligation approximates $8,920,000. Interest expense of $1,765,010, $1,826,836 and $1,832,726 was incurred on these mortgages for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense of $1,862,723, $1,873,996 and $1,815,419 was paid for the years ended December 31, 1997, 1996 and 1995, respectively.

The General Partners anticipate that the balloon or principal balance payments required on the mortgage loans at maturity will require an extension of the existing mortgage loans or sale or refinancing of the property to which each loan relates at such time. Maturities of mortgages payable as of December 31, 1997 are summarized as follows:

                  1998                       $   151,962
                  1999                         7,962,697
                  2000                         8,563,825
                  2001                            91,439
                  2002                         4,632,347
                                             -----------
                                             $21,402,270
                                             ===========

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note H - Distribution to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

As of December 31, 1997, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represented a cumulative return of 2% on invested capital for each calendar period through the quarter ended July 13, 1993. No distributions were made during 1997, 1996 or 1995.

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

Note I - Reconciliation of Financial Statement Basis Net Loss and Partners' (Deficit) Equity to Federal Income Tax Basis Net Loss and Partners' Equity

Reconciliation of financial statement basis net loss to federal income tax basis net loss for the years indicated:

                                                         For the Year Ended    For the Year Ended   For the Year Ended
                                                         December 31, 1997     December 31, 1996    December 31, 1995
                                                         ------------------    ------------------   ------------------

Net loss - financial statement basis                         $ (362,403)          $(2,353,150)         $(1,491,499)
(Excess) shortfall financial statement basis
   equity in joint venture earnings over tax
   basis equity in joint venture loss                                 0                     0           (3,348,074)
(Shortfall) excess financial statement basis
   rental income over tax basis rental income                   (94,017)              (10,204)             (14,490)
Excess (shortfall) financial statement basis
   expenses over tax basis expenses                              19,407              (100,520)             (71,868)
                                                             ----------           -----------          -----------
Net loss - federal income tax basis                          $ (437,013)          $(2,463,874)         $(4,925,931)
                                                             ==========           ===========          ===========

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997


Note I - Reconciliation of Financial Statement Basis Net Loss and Partners' (Deficit) Equity to Federal Income Tax Basis Net Loss and Partners' Equity (Continued)

Reconciliation of financial statement basis partners' (deficit) equity to federal income tax basis partners' equity as of the dates indicated:

                                                           December 31, 1997   December 31, 1996   December 31, 1995
                                                           -----------------   -----------------   -----------------

Total partners' (deficit) equity - financial
    statement basis                                            $(1,432,727)       $(1,070,324)         $1,282,826
Capitalization of selling commissions and
    offering costs as a non-amortizable
    intangible asset for federal income tax basis
    statements                                                   2,068,118          2,068,118           2,068,118
Current year excess financial statement basis
    net loss over tax basis net loss                               (74,610)          (110,724)         (3,434,432)
Prior years cumulative excess financial
    statement basis net loss over tax basis net loss             4,725,286          4,836,010           8,270,442
                                                               -----------        -----------         -----------
Total partners' equity - federal income tax basis              $ 5,286,067        $ 5,723,080         $ 8,186,954
                                                               ===========        ===========         ===========

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

St. Andrews repair and legal costs to address the numerous construction deficiencies discovered during 1994 were completed during 1996. This included the installation of new windows and replacement of the roofs. The Partnership incurred approximately $3,700,000 to complete these repairs and improvements and $850,000 in engineering and related expenses through 1996. In addition, the Partnership has incurred $699,000 in legal fees and related expenses in pursuing claims against potentially responsible parties as described below. Total costs approximated $3,621,000 and $1,399,000 during 1996 and 1995, respectively which were offset by recoveries of approximately $2,105,000 and $565,000 during 1996 and 1995, respectively. The settlements recovered during

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

                                December 31, 1997

Note J - St. Andrews (Continued)

1995 included a $100,000 settlement in the third quarter from an affiliate of the USF&G General Partner as discussed in Note F. Settlement recoveries are used to offset construction costs incurred. During 1997, the Partnership incurred approximately $19,000 and $13,000 of St. Andrews repair and legal costs, respectively. The 1997 repair costs relate to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. The Partnership received payment of settlement recoveries in the amount of $33,000 from responsible parties during 1997. In addition, the Partnership received an additional $145,000 in settlements from January 1, 1998 through February 17, 1998. (The additional $145,000 is carried as a receivable on the Partnership's balance sheet as of December 31, 1997.)

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partners extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms continue to require monthly interest payments on advanced funds at 9.0% and also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of December 31, 1997, the outstanding balance of the construction loan was $1,037,000. This balance reflected total advances of $3,005,000 offset in part by 1997 principal repayments of $1,968,000 from settlement recoveries and excess refinancing proceeds from the Shadeland mortgage. A February 1997 advance of $215,000 was made, however, no further advances on the loan are expected. The Partnership made an additional principal repayment of $400,000 from operating cash flow and settlement recoveries during the first quarter of 1998. The Partnership anticipates further principal repayments prior to maturity from operating cash flow and from settlement recoveries. Interest expense of $164,038 and $166,745 was incurred and interest payments totaling $189,986 and $124,198 were made on this loan for the years ended December 31, 1997 and 1996, respectively.


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
             Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997

Column A               Column B       Column C                 Column D                    Column E

------------------------------------------------------------------------------------------------------------------------------
                                      Initial Cost             Costs Capitalized           Gross Amount at which carried
                                      to Partnership           Subsequent to Acquisition   at December 31, 1997 (1)
                                      ---------------------------------------------------------------------------------------
                                                  Buildings &                                          Buildings &
Description            Encumbrances   Land        Improvements Improvements  Adjustments   Land        Improvements    Totals (3)
---------------------- -------------- ------------------------ -------------------------------------------------------------------
Northeast Business
Campus Office/Service
Center, Columbus, Ohio $  7,948,148   $2,398,944  $11,516,043  $1,418,279    $(4,804,311)  $1,339,944  $ 9,189,011     $10,528,955

St. Andrews Apartments
at Westwood            $  8,500,000   $2,527,918  $11,516,066  $  361,269    $  (160,000)  $2,527,918  $11,717,335     $14,245,253
Orlando, Florida

Shadeland Retail
Shopping Center
Indianapolis, Indiana  $  4,954,122   $1,577,051  $ 8,628,943  $  539,033    $  (114,465)  $1,577,051  $ 9,053,511     $10,630,562
                       -------------- ------------------------ ------------------------- -----------------------------------------
                       $ 21,402,270   $6,503,913  $31,661,052  $2,318,581    $(5,078,776)  $5,444,913  $29,959,857     $35,404,770


Column F            Column G            Column H            Column I
-------------------------------------------------------------------------------
Accumulated         Date of             Date                Depreciable
Depreciation (2)    Construction        Acquired            Life in Years
-------------------------------------------------------------------------------
$2,848,253          1981, 1984          11/08/88            31.5


$3,219,663          1989                06/28/90            27.5




$2,177,258          1982, 1985          08/01/90            31.5
-------------------------------------------------------------------------------
$8,245,174


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1 - Reconciliation of Real Estate:

                                                         For the Year Ended
                                                          December 31, 1997
                                                          -----------------
Balance at beginning of period                                $34,851,255

Additions (deductions) during the period:

   - Improvements                                                 584,315

   - Write-off fully depreciated real estate                      (30,800)
                                                              -----------

Balance at end of period                                      $35,404,770
                                                              ===========

Note 2 - Reconciliation of Accumulated Depreciation:

                                                         For the Year Ended
                                                          December 31, 1997
                                                          -----------------
Balance at beginning of period                                 $7,050,054

Depreciation expense for the period                             1,225,920

Write-off fully depreciated real estate                           (30,800)
                                                               ----------

Balance at end of period                                       $8,245,174
                                                               ==========

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

Note 4 - Carrying Cost Adjustments:

There were no payments received or due during 1997 pursuant to seller net operating income guarantees. For financial reporting purposes, payments received pursuant to seller net operating income guarantees are recorded as adjustments to the carrying value of the property. Guarantee payments of $160,000 related to St. Andrews were received during 1991. In addition, a net writedown of $4,043,000 was made during 1993 to adjust the carrying value of the NEBC investment to appraised value. An adjustment of $30,800 and $75,511 was made to the carrying value of NEBC to account for the write-off of fully depreciated real estate in 1997 and 1996, respectively.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP

         SCHEDULE X - SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

              For the Years Ended December 31, 1997, 1996, and 1995


Supplementary statements of operations information is as follows:

                                                     Column B -
                                                  Charged to Costs
Column A - Item                                     and Expenses
---------------                                     ------------

                                        1997            1996           1995
                                        ----            ----           ----

1.   Maintenance and repairs          $437,998        $386,424       $357,209
                                      ========        ========       ========
2.   Real estate property taxes       $464,208        $434,025       $457,417
                                      ========        ========       ========

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

            Officers and Directors of USF&G Realty Partners, Inc. and
                      USF&G Assignor Limited Partner, Inc.

Dan L. Hale, age 54, has been President and a director of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. since 1991. He is also Chief Financial Officer of USF&G Corporation. Mr. Hale joined USF&G in February 1991 from the Chase Manhattan Corporation where he was President and Chief Executive Officer of the Chase Manhattan Leasing Company. Before joining Chase in 1988, Mr. Hale was a Managing Director of the Kidder Peabody Group of General Electric Company. He also served as a Senior Vice President and General Manager of the General Electric Capital Corporation's Corporate Finance Services Division, and Vice President and General Manager of their Commercial Financing Division.
Mr. Hale holds a B.A. degree from Yale University.

Charles R. Werhane, age 43, has been Vice President and a director of USF&G Realty Partners, Inc. and Vice President of USF&G Assignor Limited Partner, Inc. since 1991. He is Vice President and Director of USF&G Realty, Inc., and is President and CEO of USF&G Realty Advisors. Prior to joining USF&G in 1989, Mr. Werhane was Vice President of the Real Estate Division of M Bank in Houston, Texas, and from 1981 through 1988, he was associated with Western Bank in Houston, Texas. Mr. Werhane holds a B.B.A. in Finance from the University of Wisconsin, and a M.A. from Southern Methodist University's Southwestern Graduate School of Banking.

John F. Hoffen, age 46, is Secretary of USF&G Realty Partners, Inc., USF&G Assignor Limited Partner, Inc. and USF&G Realty, Inc. Mr. Hoffen has been Corporate Secretary of USF&G since August, 1991. Mr. Hoffen joined USF&G in 1982, as a Tax Superintendent, and in 1989 was named Assistant Secretary. Prior to joining USF&G, Mr. Hoffen was a Senior Tax Accountant with Monumental Life Insurance Company. Mr. Hoffen holds a B.S. in Accounting from Loyola College, a M.A. in Taxation and a J.D. from the University of Baltimore.
Mr. Hoffen has been a member of the Maryland Bar since December, 1987.

Toby Slodden, age 40, is Vice President and Treasurer of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. Mr. Slodden joined USF&G in
1993 and is currently Vice President, Corporate Risk Analysis of USF&G Corporation. Prior to joining USF&G, Mr. Slodden spent eight years working for American Express Company and its various subsidiaries, most recently serving as First Vice President of Shearson Lehman Brothers. Mr. Slodden holds an MBA from The Wharton School and a B.S. in Engineering from the University of Massachusetts.

Joseph A. Wesolowski, age 40, has been Vice President and a director of USF&G Realty Partners, Inc. and USF&G Assignor Limited Partner, Inc. since 1991. Mr. Wesolowski joined USF&G in January 1990 as Director of Financial Analysis of USF&G Realty Advisors and currently serves as Senior Vice President/Chief Financial Officer. Prior to joining USF&G, Mr. Wesolowski was the Chief Financial Officer for Century Engineering, Inc. From 1983 to 1988,
Mr. Wesolowski held various positions at McCormick & Company, Inc., most recently serving as Controller for its subsidiary McCormick Properties, Inc. Mr. Wesolowski is a Certified Public Accountant and holds a B.A. degree in Accounting from Loyola College, and a Masters of Administrative Science from the Johns Hopkins University.

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

           Officers and Directors of Legg Mason Realty Partners, Inc.

Richard J. Himelfarb, age 56, has been President and a director of Legg Mason Realty Partners, Inc. since 1988. He is a Senior Executive Vice President and a director of Legg Mason, Inc. and Legg Mason Wood Walker, Inc. Mr. Himelfarb has senior management responsibility for the Corporate Finance, Real Estate Finance and Direct Investments Departments of Legg Mason Wood Walker, Inc. From 1972 until he joined Legg Mason, Inc. in 1983, Mr. Himelfarb was a partner in a Baltimore law firm where he served as senior outside counsel for Legg Mason, Inc. He is a graduate of the Johns Hopkins University and the Yale Law School.

Audrey B. Drossner, age 41, who joined Legg Mason, Inc. in 1987, has been Vice President, Treasurer and a director of Legg Mason Realty Partners, Inc. since 1988. She is Vice President of Legg Mason Wood Walker, Inc. From 1983 through 1987, she served as a Manager in the tax department of Coopers and Lybrand, Baltimore, Maryland. Ms. Drossner is a graduate of the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Gerard F. Petrik, Jr., age 39, is Secretary and a director of Legg Mason Realty Partners, Inc. and Legg Mason Realty Capital, Inc. He is Vice President of
Legg Mason Wood Walker, Inc. Mr. Petrik joined Legg Mason in April 1987 and is a REIT analyst in the firm's real estate research group. Prior to his employment at Legg Mason, Mr. Petrik was an acquisitions and marketing associate at Paine Webber Properties, Inc. Mr. Petrik received his undergraduate and graduate degrees from Loyola College.

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

(b)  Security Ownership of Management



                                                                          Amount and                  Percent
                                                                          Nature of                   of
Title of Class           Beneficial Owner                                 Beneficial Ownership        Class
--------------           ----------------                                 --------------------        -----

Assignee Limited
Partnership Interests
$25 per Unit             Fidelity & Guaranty Life Insurance Company       400,000 Units               37%
$25 per Unit             USF&G Realty Partners, Inc.                       70,500 Units                6%
$25 per Unit             Legg Mason Realty Partners, Inc.                 115,274 Units               11%

(c)    Change in Control


The General Partners of the Partnership are USF&G Realty Partners, Inc., a Maryland Corporation ("the USF&G General Partner"), and Legg Mason Realty Partners, Inc. ("the Legg Mason General Partner"), a Maryland Corporation (collectively, the "General Partners"). The USF&G General Partner is wholly-owned by USF&G Realty, Inc., a subsidiary of USF&G Corporation ("USF&G"). USF&G is a holding company whose principal subsidiaries provide a variety of commercial and personal property/casualty insurance, surety bonds, reinsurance, life insurance and annuity products. On January 19, 1998, The St. Paul Companies, Inc. (St. Paul"), a Minnesota corporation, and USF&G announced the signing of a definitive merger agreement pursuant to which a wholly-owned subsidiary of St. Paul will be merged into USF&G. Completion of the transaction is subject to, among other things, approvals by the shareholders of USF&G and St. Paul, in addition to certain regulatory approvals, and is expected to occur in mid-1998.

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

    For a discussion of compensation to or accrued for the benefit of the General Partners or affiliates in 1997, 1996, and 1995 refer to Note F of Notes to Financial Statements of the Partnership which is incorporated by reference from Part II, "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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


10.46 Amended and Restated Note Secured by Mortgage dated 10/25/94 with Prudential Insurance Company of America (11)

10.50 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and F.C. Tucker Company, Inc. dated as of April 1, 1996 (13)

10.51 Loan Extension Agreement between Shadeland Shopping Center and IDS Life Insurance Company dated as of December 17, 1996 (13)

10.57 Management and Leasing Agreement between USF&G/Legg Mason Realty Partners Limited Partnership and ZOM Residential Services, Inc. dated as of November 1, 1997

28.1   Appraisal of Northeast Business Campus (4)

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

28.22 Appraisal Update of Shadeland Station Shopping Center at December 1, 1994 (11)

28.23  Appraisal of Northeast Business Campus at December 1, 1995 (12)

28.24  Appraisal of St. Andrews at Westwood at December 1, 1995 (12)

28.25 Appraisal Update of Shadeland Station Shopping Center at December 1, 1995 (12)

28.26  Appraisal of Northeast Business Campus at December 1, 1996 (13)

28.27  Appraisal of St. Andrews at Westwood at December 1, 1996 (13)

28.28  Appraisal of Shadeland Station Shopping Center at December 1, 1996 (13)

28.29  Appraisal of Northeast Business Campus at December 1, 1997

28.30  Appraisal of St. Andrews at Westwood at December 1, 1997

28.31  Appraisal of Shadeland Station Shopping Center at December 1, 1997

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

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-17633)

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


                                                 _____________________________

                                                 Dan L. Hale, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       Title
                               (Position Within USF&G
Signature                       Realty Partners, Inc.)              Date
---------                       ----------------------              ----


                                President and Director
_________________________       (Chief Executive Officer)       _______________

Dan L. Hale



_________________________       Vice President and Director     _______________

Charles R. Werhane



                                Vice President and Director
_________________________       (Chief Financial and           ________________
                                Accounting Officer)
Joseph A. Wesolowski

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

                                   Title
Signature                   (Position Within USF&G                Date
---------                   Realty Partners, Inc.)                ----
                            ----------------------

                            President and Director
/s/ Dan L. Hale             (Chief Executive Officer)         _______________
_________________________
Dan L. Hale



/s/ Charles R. Werhane       Vice President and Director      _______________
_________________________
Charles R. Werhane



                             Vice President and Director
/s/ Joseph A. Wesolowski     (Chief Financial and             _______________
_________________________     Joseph A. Wesolowski
                              Accounting Officer)

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

                                                ______________________________

                                                Richard J. Himelfarb, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Title
                            (Position Within Legg Mason
     Signature                Realty Partners, Inc.)                Date
     ---------                ----------------------                ----


                              President and Director
_________________________     (Chief Executive Officer)         _______________

Richard J. Himelfarb



                              Vice President, Treasurer
_________________________     and Director (Chief Financial     _______________
                              and Accounting Officer)
Audrey B. Drossner



_________________________     Secretary and Director            _______________

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


                                      Title
                            (Position Within Legg Mason
     Signature                Realty Partners, Inc.)                Date
     ---------                ----------------------                ----



                             President and Director
/s/ Richard J. Himelfarb     (Chief Executive Officer)          _______________
_________________________
Richard J. Himelfarb




                             Vice President, Treasurer
/s/ Audrey B. Drossner       and Director (Chief Financial      _______________
_________________________    and Accounting Officer)
Audrey B. Drossner



/s/ Gerard F. Petrik, Jr.    Secretary and Director             _______________
_________________________
Gerard F. Petrik, Jr.