Form 10-Q
period 1998-03-31
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1998-05-14
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

       6225 Centennial Way
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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets -- March 31, 1998 and December 31, 1997

            Statements of Operations -- For the three months ended March 31, 1998 and March 31, 1997

            Statements of Cash Flows -- For the three months ended March 31, 1998 and March 31, 1997

            Notes to Financial Statements -- March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            The Partnership did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                              (Unaudited)
                                                             March 31, 1998    December 31, 1997
                                                             --------------    -----------------
Assets

Real Estate Investments:
     Income Producing Properties Held for Sale - Note B       $26,886,123        $         0
     Income Producing Properties - Note B                               0         27,159,596
Cash and Cash Equivalents (including temporary
     investments at March 31, 1998 and December 31, 1997
     of $396,521 and $509,955, respectively) - Note C           1,092,680          1,070,018
Restricted Cash Escrow - Note E                                    50,159             89,069
Accounts Receivable, Net                                          201,291            218,744
St. Andrews Recovery Receivables - Note J                           5,000            145,000
Other Assets                                                      451,456            485,604
                                                               ----------         ----------
     Total Assets                                             $28,686,709        $29,168,031
                                                               ==========         ==========
Liabilities

Mortgages Payable - Note E                                    $21,364,034        $21,402,270
Accounts Payable and Other Liabilities                            715,749            769,689
St. Andrews Construction Loan - Note J                            637,000          1,037,000
Due to General Partners and Affiliates - Note D                 2,596,388          2,542,065
Cash Flow Protector Loan - Note G                               4,849,734          4,849,734
                                                               ----------         ----------
                                                              $30,162,905        $30,600,758

Partners' (Deficit) Equity

General Partners                                              $  (259,174)       $  (258,740)
Assignor and Assignee Limited Partners,
    1,094,283 Units Issued and Outstanding                     (1,217,022)        (1,173,987)
                                                               ----------         ----------
                                                               (1,476,196)        (1,432,727)
                                                               ----------         ----------

Total Liabilities and Partners' (Deficit) Equity              $28,686,709        $29,168,031
                                                               ==========         ==========




               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For the Three     For the Three
                                               Months Ended      Months Ended
                                               March 31, 1998    March 31, 1997
                                               --------------    -------------

REVENUE:
  Rental                                         $1,326,034       $1,189,089
  Interest                                            8,744            4,933
                                                  ---------        ---------
    Total Revenue                                 1,334,778        1,194,022

EXPENSES:
  Property Operating - Note D                       487,756          505,370
  St. Andrews Repair and Legal Costs - Note J         2,404           28,576
  General and Administrative                         30,763           32,601
  Interest - Notes D and E                          499,619          593,216
  Depreciation and Amortization                     357,705          320,998
                                                  ---------        ---------
    Total Expenses                                1,378,247        1,480,761
                                                  ---------        ---------
        NET LOSS                                 $  (43,469)      $ (286,739)
                                                  =========        =========

Net Loss Allocated to:
  General Partners                               $     (435)      $   (2,867)
  Assignor and Assignee Limited Partners            (43,034)        (283,872)
                                                  ---------        ---------
                                                 $  (43,469)      $ (286,739)
                                                  =========        =========

Net Loss per Unit -- Note A (Basic and Diluted)  $     (.04)      $     (.26)
                                                  =========        =========

Weighted Average Number of Units                  1,094,283        1,094,283
                                                  =========        =========








               See accompanying notes to the financial statements.


              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Three     For the Three
                                                             Months Ended      Months Ended
                                                             March 31, 1998    March 31, 1997
                                                             --------------    --------------

Operating Activities
  Net Loss                                                    $   (43,469)      $ (286,739)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                   357,705          320,998
  Change in net assets and liabilities related to
    operating activities:
    Decrease in restricted cash escrow                             38,910           76,200
    Increase in due to general partners and affiliates             54,323           48,531
    Decrease in accounts payable and other
      liabilities                                                 (53,940)        (209,631)
    Decrease (increase) in accounts receivable                     17,453          (90,395)
    Decrease in St. Andrews recovery receivables                  140,000        1,350,000
    Increase in other assets                                       (6,984)         (87,053)
                                                                ---------        ---------

Net Cash Provided by Operating Activities                         503,998        1,121,911
                                                                ---------        ---------
Investing Activities
  Investment in income producing properties                       (43,100)         (71,256)
                                                                ---------        ---------

Net Cash Used in Investing Activities                             (43,100)         (71,256)
                                                                ---------        ---------
Financing Activities
  Mortgage principal payments                                     (38,236)         (11,620)
  St. Andrews Construction Loan Advances                                0          215,000
  St. Andrews Construction Loan Principal Payments               (400,000)        (773,000)
                                                                ---------        ---------

Net Cash Used in Financing Activities                            (438,236)        (569,620)
                                                                ---------        ---------

Increase in Cash and Cash Equivalents                              22,662          481,035

Cash and Cash Equivalents, Beginning of Period                  1,070,018          780,727
                                                                ---------        ---------

Cash and Cash Equivalents, End of Period                       $1,092,680       $1,261,762
                                                                =========        =========

               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December
31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.


Allocation of Net (Loss) Income from Operations
-----------------------------------------------

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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1998
                                   (Unaudited)


NOTE B - Income Producing Properties Held for Sale and Income Producing
         Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                      March 31, 1998         December 31, 1997
                                      --------------         -----------------

Buildings and improvements             $30,002,957              $29,959,857
Land                                     5,444,913                5,444,913
                                        ----------               ----------
                                        35,447,870               35,404,770
Less:  Accumulated depreciation         (8,561,747)              (8,245,174)
                                        ----------               ----------
                                       $26,886,123              $27,159,596
                                        ==========               ==========

The General Partners determined as of March 31, 1998 that a portfolio disposition would be appropriate at this time. As a result, the General Partners will begin marketing each property for sale during the second quarter of 1998. Consequently, the three properties are recorded as held for sale on the balance sheet at March 31, 1998, in accordance with Statement of Financial Accounting Standards No. 121.

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursable expenses incurred to the General Partners and their affiliates for the periods indicated:

                                              For the Three Months Ended
                                        March 31, 1998          March 31, 1997
                                        --------------          --------------

Charged to expenses:
  Operating Expenses                      $   21,332              $  25,220
  Interest Expense:
      General Partner Loans                    4,251                  4,125
      St. Andrews Construction Loan           21,232                 61,619
      Cash Flow Protector Loan                71,749                 71,749

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1998
                                   (Unaudited)


NOTE D - Related Party Transactions (Continued)

Due to General Partners and affiliates consists of the following as of the dates indicated:

                                                          March 31, 1998     December 31, 1997
                                                          --------------     -----------------

General Partner Loans                                       $  200,000          $  200,000
Accrued Interest on General Partner Loans                       57,174              52,923
Accrued Interest on the St. Andrews Construction Loan           13,455              16,600
Operating Expenses                                              14,000              32,532
                                                             ---------           ---------
                                                               284,629             302,055
                                                             ---------           ---------

Asset Management Fees                                          423,990             423,990
Accrued Interest on the Cash Flow Protector Loan             1,887,769           1,816,020
                                                             ---------           ---------
  Amounts Subordinate to the return of Unitholder
  contributions                                              2,311,759           2,240,010
                                                             ---------           ---------
                                                            $2,596,388          $2,542,065
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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1998
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:

                                                               March 31, 1998    December 31, 1997
                                                               --------------    -----------------

Mortgage loan, secured by Northeast Business Campus,
   due August 15, 1999, interest at 8.00%                       $ 7,927,535         $ 7,948,148

Mortgage loan, secured by St. Andrews at Westwood,
   due October 2, 2000, floating rate, interest at 6.98%
   at March 31, 1998                                              8,500,000           8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
   Center, due May 2002, interest at 7.60%                        4,936,499           4,954,122
                                                                 ----------          ----------
                                                                $21,364,034         $21,402,270
                                                                 ==========          ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $402,387 and $455,723 was incurred on these mortgages for the three months ended March 31, 1998, and 1997, respectively. Interest payments of $406,063 and $427,870 were made for the three months ended March 31, 1998, and 1997, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At March 31, 1998, the lender held a total of $50,159 of restricted cash escrow which included $8,723 in reserves and $41,436 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. The Partnership also held $457,003 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance at March 31, 1998. See Note D - Related Party Transactions and Note I - Commitments and Contingencies.

NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1998
                                   (Unaudited)


NOTE F - Distributions to Partners (Continued)

As of March 31, 1998, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of March 31, 1998, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,887,769 as of March 31, 1998 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

The USF&G General Partner has agreed to reduce the outstanding principal balance of the Cash Flow Protector Loan once a property is sold, with the amount of the discount dependent upon when the loan is repaid. Any reduction in the amount of the Cash Flow Protector Loan due to be paid to the USF&G General Partner will increase the amount available for distribution to the Unitholders. This Cash Flow Protector Loan discount was not taken into account in determining the 1998 Right of Presentment purchase price.

NOTE H - Right of Presentment

The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total number of Units repurchased shall not exceed 50% of the Units outstanding. As of March 31, 1998, the General Partners have repurchased 185,774 Units under the Right of Presentment Program.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1998
                                   (Unaudited)


NOTE H - Right of Presentment (Continued)

The USF&G General Partner will repurchase Units under the 1998 Right of Presentment at the 1998 Right of Presentment purchase price of $5.36 per unit. If more than 13,886 Units are presented for purchase, 13,886 Units will be purchased by the USF&G General Partner on a pro rata basis from the Unitholders that present. The other General Partner may elect to purchase all or a portion of the excess Units presented up to 447,312 additional Units due to the 50% limit discussed above. Units will be purchased by June 30, 1998. A Certificate of Assignee Units of Limited Partnership Interests representing any Units tendered but not purchased will be issued. The purchasing General Partner is entitled to the beneficial rights attributable to any purchased Units, including the rights to cash distributions, and a percentage of the Partnership's income, gains, losses, deductions and credits, but not voting rights. For the administrative convenience of the Partnership and Unitholders, the General Partners have modified certain procedures for exercising the Right of Presentment from those outlined in the Prospectus and Partnership Agreement. Presentment is now based upon acceptance of the announced per Unit purchase price. There is no longer a withdrawal period. Unitholders offering Units for purchase must present Units by June 5, 1998.

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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were substantially complete by the end of 1996. The Partnership recognized cumulative costs of $4,568,000 and $712,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, which were offset by cumulative settlement and insurance recoveries of $2,910,500 through the four year period ended December 31, 1997. During the first quarter of 1998, the Partnership incurred $2,404 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews.

The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. The Partnership is continuing to pursue these claims against the remaining subcontractors and anticipates resolution of all outstanding claims by the end of 1998. However, there can be no assurance as to the outcome of such litigation.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                 March 31, 1998
                                   (Unaudited)


NOTE J - St. Andrews Repair and Legal Costs (Continued)

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms continue to require monthly interest payments on advanced funds at 9.0% and also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of March 31, 1998, the outstanding balance of the construction loan was $637,000 and no further advances on the loan are expected. Interest expense of $21,232 and $61,619 was incurred and interest payments totaling $24,378 and $84,936 were made on this loan for the three months ended March 31, 1998, and 1997, respectively (see Note D).

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

Liquidity and Capital Resources
-------------------------------

The cash and cash equivalents position of the Partnership at March 31, 1998 increased $22,662 from December 31, 1997. The increase was primarily due to the improved operating performance at each property and the St. Andrews settlements received during the period offset in part by the principal repayment on the St. Andrews construction loan. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs and capital improvements at the properties; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements and construction loan repayments) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At March
31, 1998, the lender held $50,159 in reserves and escrows and the Partnership held $457,003 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

The Partnership's ability to compete in each market is affected by the level of cash provided by operations since the level of tenant improvements are limited to the cash available for investment in income producing properties.
In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves to pay down the St. Andrews construction loan and mortgage debt and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties.

Occupancy at Shadeland increased to 91% as of March 31, 1998 as compared to 88% at December 31, 1997. The increase in occupancy was due to two new leases for 3,200 square feet which were executed during the first quarter of 1998.

At March 31, 1998, occupancy at St. Andrews was 96%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 91% to 98%. Leasing activity at St. Andrews has remained strong due to the strength of the market and the high number of corporate leases in place.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contact and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were substantially complete by the end of 1996. The Partnership recognized cumulative costs of $4,568,000 and $712,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, which were offset by cumulative settlement and insurance recoveries of $2,910,500 through the four year period ended December 31, 1997. During the first quarter of 1998, the Partnership incurred $2,404 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews.
The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. The Partnership received $140,000 in settlements, which is included in the $2,910,500 above, during the first quarter of 1998 from several of the contractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the remaining subcontractors and anticipates resolution of all the outstanding claims by the end of 1998. However, there can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permits the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms continue to require monthly interest payments on advanced funds at 9.0% and also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of March 31, 1998, the outstanding balance of the construction loan was $637,000 and no further advances on the loan are expected. The Partnership made a partial repayment of $400,000 from operating cash flow and settlement recoveries during the first quarter of 1998. The Partnership anticipates further principal repayments prior to maturity from operating cash flow and from settlement recoveries.

The General Partners determined as of March 31, 1998 that a portfolio disposition would be appropriate at this time. As a result, the General Partners will begin marketing each property for sale during the second quarter of 1998. The General Partners will evaluate all sales offers from qualified buyers and attempt to obtain sales proceeds for each property equal to or greater than their current appraised values. In addition, the General Partners will attempt to complete these sales and distribute the net proceeds in accordance with section 4.4 of the Partnership agreement by the end of 1998. However, there can be no assurances that the actual sales proceeds will equal or exceed the current appraised values or that the transactions will close before the end of 1998.

The USF&G General Partner has agreed to reduce the outstanding principal balance of the Cash Flow Protector Loan once a property is sold, with the amount of the discount dependent upon when the loan is repaid. Any reduction in the amount of the Cash Flow Protector Loan due to be paid to the USF&G General Partner will increase the amount available for distribution to the Unitholders. This Cash Flow Protector Loan discount was not taken into account in determining the 1998 Right of Presentment purchase price.

Under section 4.4 of the Partnership agreement and based on the anticipated net proceeds and liabilities, property sales proceeds will be applied as follows:

 - first applied to repay the mortgages secured by the property;
 - second to fund reserves for future Fund expenses;
 - third to repay any debts owned to the Partners or Affiliates, including the Cash Flow Protector Loan;
 - the remaining proceeds will be distributed to the Unitholders.

Total distributions to a Unitholder pursuant to the above may result in future per unit distributions that are greater than the announced purchase price under the 1998 Right of Presentment Program, particularly in view of the fact that the expected discounting of the Cash Flow Protector Loan was not taken into account in determining such purchase price. Consequently, the General Partners have recommended that Unitholders not offer their Units for purchase under the 1998 Right of Presentment Program.


Results of Operations
                                      Net Income (Loss)       Net Income (Loss)
                                    for the Three Months    for the Three Months
                                    Ended March 31, 1998    Ended March 31, 1997
                                    --------------------    --------------------

NEBC                                     $  12,963              $  (63,827)
St. Andrews                                 20,206                 (36,957)
St. Andrews Repair and Legal Costs          (2,404)                (28,576)
Shadeland                                   45,646                   8,734
                                          --------                --------
                                           $76,411               $(120,626)

Partnership Expense                       (119,880)               (166,113)
                                          --------                --------
                                         $ (43,469)              $(286,739)
                                          ========                ========

              Three Months Ended March 31, 1998 ("Current Period")
               as compared to March 31, 1997 ("Comparable Period")
              ----------------------------------------------------

The Partnership incurred a net loss of $43,469 for the three months ended
March 31, 1998 ("current period"). The decreased net loss was due primarily to the improved operating performance at each property in 1998. Rental revenue increased $136,945 to $1,326,034 for the current period as compared to $1,189,089 for the three month period ended March 31, 1997 ("the comparable period"). The increased rental revenue was primarily due to higher occupancy and greater expense reimbursements at NEBC during 1998. Property operating expenses decreased $17,614 to $487,756 for the current period from $505,370 for the comparable period. The decreased operating expenses were due primarily to lower grounds and landscaping costs and lower real estate taxes at Shadeland in 1998.

Rental revenue at NEBC increased $87,524 to $494,924 for the current period as compared to $407,400 for the comparable period. The increase in rental revenue is due to an increase in occupancy and greater expense reimbursements in 1998. The occupancy at NEBC increased to 97% as of March 31, 1998 as compared to 93% as of March 31, 1997. The occupancy for NEBC's office and service center space at March 31, 1998 was 97% and 96% respectively, as compared to 90% and 100% respectively, at March 31, 1997. The increased occupancy in office space was due primarily to the move-in of a new tenant and the expansion of an existing tenant, offset in part by the move-out of a tenant, all in Building 5, since the first quarter of 1997. The increase in expense reimbursements is due primarily to greater occupancy in Building 5 during the current period and the issuance of expense reimbursement credits during the comparable period. The average net rental rate at March 31, 1998 decreased to $8.41 per square foot for office space, and increased to $7.10 per square foot for service center space as compared to $8.70, excluding free-rent allowances, and $6.76, respectively, at March 31, 1997. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due primarily to higher rental rates of tenants in Building 3 in the current period. Operating expenses at NEBC increased $761 to $189,079 for the current period as compared to $188,318 for the comparable period.

Rental revenue at St. Andrews increased $24,572 to $538,065 for the current period as compared to $513,493 for the comparable period. The increase in rental revenue was due to the increased rental rates offset in part by a lower number of corporate leases in place during the current period. The average occupancy at St. Andrews was 97% for the current and comparable periods. The average monthly rental rate during the current period increased to $712 per unit as compared to $638 during the comparable period. The increase was due to the strength of the rental market which resulted in a decline in rental concessions offered to prospective tenants in the current period. The number of corporate units decreased to twenty-six at March 31, 1998 from forty-three at March 31, 1997. Operating expenses at St. Andrews increased $9,922 to $239,536 for the current period as compared to $229,614 for the comparable period. The increase in operating expenses was primarily due to an increase in corporate unit expenses which include furnishings, cable and utilities. The increase in corporate unit expense was due to the recognition of expenses during the current period related to corporate unit leases that expired at the end of 1997 and early 1998.

The Partnership incurred repair costs in 1997 that related to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. Additionally, the Partnership incurred legal costs related to pursuing legal remedies against responsible and potentially responsible parties. The Partnership incurred $19,170 and $9,406 of St. Andrews repair and legal costs, respectively, during the comparable period. In 1998, the Partnership incurred $2,404 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews. No insurance recoveries or settlement payments were netted against these costs in 1997 or 1998.

Rental revenue at Shadeland increased $24,849 to $293,045 for the current period as compared to $268,196 for the comparable period. The increase was due to increased occupancy and rental rates in the current period. The average rental rate was $10.93 per square foot at March 31, 1998 and $10.36 at March 31, 1997. The increased average rental rate is due primarily to scheduled rent escalations in the existing leases. Occupancy at Shadeland was 91% for the current period as compared to 88% for the comparable period. The increase in occupancy was due to net tenant additions since the first quarter of 1997. Operating expenses at Shadeland decreased $28,297 to $59,141 for the current period as compared to $87,438 for the comparable period. The decrease was primarily due to lower grounds and landscaping costs, real estate taxes and legal costs. Grounds and landscaping costs decreased due to lower snow removal costs associated with the mild winter in 1998. Real estate taxes decreased due to a tax assessment that was lower than the amount anticipated and accrued for in the comparable period. Legal costs decreased due to a higher number of prospective leases in the comparable period.

Partnership expense is comprised of general and administrative expenses, and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and the St. Andrews construction loan offset in part by interest earned on temporary investments. The decrease in Partnership expense of $46,233 to $119,880 for the current period as compared to $166,113 was primarily due to lower interest expense. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan in the current period.

Total general and administrative expenses decreased by $1,838 to $30,763 for the current period as compared to $32,601 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense decreased $93,597 to $499,619 for the current period as compared to $593,216 for the comparable period. The decrease in interest expense was primarily due to refinancing the St. Andrews mortgage loan at a lower floating rate than the prior fixed rate mortgage loan and lower outstanding principal balances on the St. Andrews construction loan in the current period.

Depreciation and amortization expense increased by $36,707 to $357,705 for the current period as compared to $320,998 for the comparable period primarily due to the depreciation of tenant improvement additions at NEBC, Shadeland and St. Andrews and the amortization of the St. Andrews and Shadeland mortgage loan refinance costs in 1998.

PART II.        OTHER INFORMATION
                -----------------

Item 6.         Exhibits

27              Financial Data Schedule

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacity and on the date indicated.





                                   USF&G/LEGG MASON REALTY PARTNERS
                                         LIMITED PARTNERSHIP
                                   --------------------------------
                                            (Registrant)


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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacity and on the date indicated.




                                   USF&G/LEGG MASON REALTY PARTNERS
                                         LIMITED PARTNERSHIP
                                   --------------------------------
                                            (Registrant)


                                   By:      USF&G Realty Partners, Inc.,
                                            A General Partner





Date:    __________                         /s/ Joseph A. Wesolowski

                                            ------------------------------
                                            Joseph A. Wesolowski
                                            Vice President and Chief
                                            Accounting Officer