Form 10-Q
period 1998-06-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1998-08-13
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Yes           X                    No       _____
                    --------

                                      INDEX

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheets -- June 30, 1998 and December 31, 1997

            Statements of Operations -- For the three months ended June 30, 1998 and June 30, 1997 and for the six months ended June 30, 1998 and June 30, 1997

            Statements of Cash Flows -- For the six months ended June 30, 1998 and June 30, 1997

            Notes to Financial Statements -- June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS


                                                              (Unaudited)
                                                            June 30, 1998     December 31, 1997
                                                            -------------     -----------------
Assets

Real Estate Investments:
     Income Producing Properties Held for Sale - Note B      $26,928,387         $         0
     Income Producing Properties - Note B                              0          27,159,596
Cash and Cash Equivalents (including temporary
     investments at June 30, 1998 and December 31, 1997
     of $467,324 and $509,955, respectively) - Note C          1,132,582           1,070,018
Restricted Cash Escrow - Note E                                   14,874              89,069
Accounts Receivable, Net                                         177,585             218,744
St. Andrews Recovery Receivables - Note J                              0             145,000
Other Assets                                                     467,919             485,604
                                                              ----------          ----------
     Total Assets                                            $28,721,347         $29,168,031
                                                              ==========          ==========
Liabilities

Mortgages Payable - Note E                                   $21,325,008         $21,402,270
Accounts Payable and Other Liabilities                           689,199             769,689
St. Andrews Construction Loan - Note J                           362,000           1,037,000
Due to General Partners and Affiliates - Note D                2,653,771           2,542,065
Cash Flow Protector Loan - Note G                              3,149,734           4,849,734
                                                              ----------          ----------
                                                             $28,179,712         $30,600,758

Partners' Equity (Deficit)

General Partners                                             $  (238,996)        $  (258,740)
Assignor and Assignee Limited Partners,
    1,094,283 Units Issued and Outstanding                       780,631          (1,173,987)
                                                              ----------          ----------
                                                                 541,635          (1,432,727)
                                                              ----------          ----------

Total Liabilities and Partners' Equity (Deficit)             $28,721,347         $29,168,031
                                                              ==========          ==========




               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three    For the Three    For the Six      For the Six
                                                Months Ended     Months Ended     Months Ended     Months End
                                                June 30, 1998    June 30, 1997    June 30, 1998    June, 30, 1997
                                                -------------    -------------    -------------    --------------
REVENUE:
  Rental                                         $ 1,376,671     $ 1,318,243       $ 2,702,705      $ 2,507,332
  Interest                                             7,824          11,352            16,569           16,285
                                                  ----------      ----------        ----------       ----------
     Total Revenue                               $ 1,384,495     $ 1,329,595       $ 2,719,274      $ 2,523,617

EXPENSES:
  Property Operating - Note D                        509,648         497,034           997,404        1,002,404
  St. Andrews Repair and Legal Costs -
     Note J                                              621               0             3,025           28,576
  General and Administrative                          31,521          32,491            62,285           65,092
  Interest - Notes D and E                           482,154         576,114           981,773        1,169,330
  Depreciation and Amortization - Note B              42,720         337,547           400,425          658,545
                                                  ----------      ----------        ----------       ----------
          Total Expenses                           1,066,664       1,443,186         2,444,912        2,923,947
                                                  ----------      ----------        ----------       ----------

Income (Loss) Before Extraordinary
  Item                                               317,831        (113,591)          274,362         (400,330)

Extraordinary Item:
  Gain on Extinguishment of Debt -
  Note G                                           1,700,000               0         1,700,000                0
                                                  ----------      ----------        ----------       ----------
          NET INCOME (LOSS)                      $ 2,017,831     $  (113,591)      $ 1,974,362      $  (400,330)
                                                  ==========      ==========        ==========       ==========

Net Income (Loss) Allocated to:
  General Partners                               $    20,178     $    (1,136)      $    19,744      $    (4,003)
  Assignor and Assignee Limited
  Partners                                         1,997,653        (112,455)        1,954,618         (396,327)
                                                  ----------      ----------        ----------       ----------
                                                 $ 2,017,831        (113,591)      $ 1,974,362      $  (400,330)
                                                  ==========      ==========        ==========       ==========

Net Income (Loss) per Unit Before
  Extraordinary Item -- Note A
  (Basic and Diluted)                            $      0.29     $     (0.10)      $      0.25     $      (0.36)
                                                  ==========      ==========        ==========      ===========

Income per Unit from Extraordinary Item
  -- Note G (Basic and Diluted)                  $      1.54     $         0       $      1.54     $          0
                                                  ==========      ==========        ==========      ===========

Net Income (Loss) per Unit -- Note A
  (Basic and Diluted)                            $      1.83     $     (0.10)      $      1.79     $      (0.36)
                                                  ==========      ==========        ==========      ===========

Weighted Average Number of Units                   1,094,283       1,094,283         1,094,283        1,094,283
                                                  ==========      ==========        ==========      ===========

               See accompanying notes to the financial statements.

              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the Six        For the Six
                                                                  Months Ended       Months Ended
                                                                  June 30, 1998      June 30, 1997
                                                                  -------------      -------------
Operating Activities
  Net Income (Loss)                                                $ 1,974,362       $  (400,330)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Gain on extinguishment of debt                                    (1,700,000)                0
  Depreciation and amortization                                        400,425           658,545
  Change in net assets and liabilities related to
    operating activities:
    Decrease (increase) in restricted cash escrow                       74,195           (33,837)
    Increase in due to general partners and affiliates                 111,706           115,575
    Decrease in accounts payable and other
      liabilities                                                      (80,490)         (474,372)
    Decrease (increase) in accounts receivable                          41,159           (32,884)
    Decrease in St. Andrews recovery receivables                       145,000         1,350,000
    Increase in other assets                                           (66,167)         (234,993)
                                                                    ----------        ----------

Net Cash Provided by Operating Activities                              900,190           947,704
                                                                    ----------        ----------
Investing Activities
  Investment in income producing properties                            (85,364)         (279,017)
                                                                    ----------        ----------

  Net Cash Used in Investing Activities                                (85,364)         (279,017)
                                                                    ----------        ----------
Financing Activities
  Mortgage Loan Advances                                                     0         5,000,000
  Mortgage Principal Payments                                          (77,262)       (4,065,948)
  St. Andrews Construction Loan Advances                                     0           215,000
  St. Andrews Construction Loan Payments                              (675,000)       (1,248,000)
                                                                    ----------        ----------

Net Cash Used in Financing Activities                                 (752,262)          (98,948)
                                                                    ----------        ----------

Increase in Cash and Cash Equivalents                                   62,564           569,739

Cash and Cash Equivalents, Beginning of Period                       1,070,018           780,727
                                                                    ----------        ----------

Cash and Cash Equivalents, End of Period                           $ 1,132,582       $ 1,350,466
                                                                    ==========        ==========

               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.


Allocation of Net Income (Loss) from Operations
-----------------------------------------------

Net income (loss) from operations is allocated first among the partners in proportion to cash distributions and second, if there have been no cash distributions, 99% to the assignee limited partners ("Unitholders") and 1% to General Partners. Net income (loss) and cash distributions per Unit were computed based upon net income (loss) allocated to and cash distributions paid to Unitholders divided by the weighted average number of Units outstanding during the periods indicated. The allocated 1% net income (loss) from operations to the General Partners is prorated for net income on the basis of 50% to USF&G Realty Partners, Inc. (the "USF&G General Partner") and 50% to Legg Mason Realty Partners, Inc. (collectively, the "General Partners") while net (loss) is allocable on the basis of 80% to the USF&G General Partner and 20% to Legg Mason Realty Partners, Inc.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE B - Income Producing Properties Held for Sale and Income Producing
         Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of the dates indicated:

                                        June 30, 1998    December 31, 1997
                                        -------------    -----------------

Buildings and improvements               $30,045,221        $29,959,857
Land                                       5,444,913          5,444,913
                                           ---------          ---------
                                          35,490,134         35,404,770
Less:  Accumulated depreciation           (8,561,747)        (8,245,174)
                                          ----------         ----------
                                         $26,928,387        $27,159,596
                                         ===========        ===========

As of March 31, 1998, the General Partners determined that it was in the Partnership's best interest to market the Properties for a possible sale. Consequently, the three properties are recorded as held for sale on the balance sheet at June 30, 1998, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. In addition, the Partnership will no longer record depreciation on the Properties as of April 1, 1998 as required by SFAS No.
121.

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursable expenses incurred to the General Partners and their affiliates for the periods indicated:


                                         For the Three Months Ended          For the Six Months Ended
                                       June 30, 1998     June 30, 1997     June 30, 1998    June 30, 1997
                                       -------------     -------------     -------------    -------------

Charged to Expenses:
  Operating Expenses                    $   21,144        $  20,498          $  42,476        $  45,718
  Interest Expense:
         General Partner Loans               4,251            4,251              8,502            8,376
         St. Andrews Construction Loan      13,095           44,485             34,327          106,104
         Cash Flow Protector Loan           72,547           72,547            144,296          144,296

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE D - Related Party Transactions (Continued)

Due to General Partners and affiliates consists of the following as of the dates indicated:


                                                          June 30, 1998     December 31, 1997
                                                          -------------     -----------------

General Partner Loans                                       $  200,000         $  200,000
Accrued Interest on General Partner Loans                       61,425             52,923
Accrued Interest on the St. Andrews Construction Loan            3,540             16,600
Operating Expenses                                               4,500             32,532
                                                             ---------          ---------
                                                               269,465            302,055

Asset Management Fees                                          423,990            423,990
Accrued Interest on the Cash Flow Protector Loan             1,960,316          1,816,020
                                                             ---------          ---------
  Amounts Subordinate to the return of Unitholder
  contributions                                              2,384,306          2,240,010
                                                             ---------          ---------
                                                            $2,653,771         $2,542,065
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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:


                                                              June 30, 1998        December 31, 1997
                                                              -------------        -----------------

Mortgage loan, secured by Northeast Business Campus,
   due August 15, 1999, interest at 8.00%                      $ 7,906,507            $ 7,948,148

Mortgage loan, secured by St. Andrews at Westwood,
   due October 2, 2000, floating rate, interest at 7.00%
   at June 30, 1998                                              8,500,000              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
   Center, due May 2002, interest at 7.60%                       4,918,501              4,954,122
                                                               -----------            -----------
                                                               $21,325,008            $21,402,270
                                                               ===========            ===========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $794,648 and $910,554 was incurred on these mortgages for the six months ended June 30, 1998, and 1997, respectively. Interest payments of $803,274 and $933,611 were made for the six months ended June 30, 1998, and 1997, respectively.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At June 30, 1998, the lender held a total of $14,874 of restricted cash escrow which included $8,823 in reserves and $6,051 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. The Partnership also held $504,379 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance at June 30, 1998. See Note D - Related Party Transactions and Note I - Commitments and Contingencies.

NOTE F - Distributions to Partners

The Partnership Agreement provides for quarterly cash distributions to the partners no later than 45 days after the close of each quarter. The quarterly cash distributions are allocated 99% to Unitholders and 1% to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1998
                                   (Unaudited)


NOTE F - Distributions to Partners (Continued)

As of June 30, 1998, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of June 30, 1998, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The last distribution to Unitholders was made November 12, 1993.

The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The Cash Flow Protector Loan currently accrues interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January 1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The related aggregate accrued interest of $1,960,316 as of June 30, 1998 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

The USF&G General Partner has agreed to discount the outstanding principal balance of the Cash Flow Protector Loan by $1,700,000 to $3,149,734 as of June 30, 1998. The Cash Flow Protector Loan will be repaid from any excess proceeds from the sale of the Properties. The reduction in the principal amount of the Cash Flow Protector Loan originally due to be paid by the Partnership to the USF&G General Partner will increase the amount available for distribution to the Unitholders. The discount will be allocated pro-rata to all Unitholders based on their respective ownership percentages at the time of distribution.

The Cash Flow Protector Loan discount was recorded as an extraordinary gain on the Statement of Operations during the second quarter of 1998, in accordance with Statement of Financial Accounting Standards No. 15. This discount was not taken into account in determining the 1998 Right of Presentment purchase price.

NOTE H - Right of Presentment

The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1998
                                   (Unaudited)

NOTE H - Right of Presentment (Continued)

number of Units repurchased shall not exceed 50% of the Units outstanding. As of June 30, 1998, the General Partners have repurchased 188,219 Units under the Right of Presentment Program.

On June 30, 1998, the USF&G General Partner purchased all of the 2,445 Units presented under the 1998 Right of Presentment Program. The Units were purchased at a price per unit of $5.36 from all Unitholders that presented.

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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were substantially complete by the end of 1996. The Partnership recognized cumulative costs of $4,568,000 and $712,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, which were offset by cumulative settlement and insurance recoveries of $2,910,500 through the four year period ended December 31, 1997. During the six months ended June 30, 1998, the Partnership incurred $3,025 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews.

The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. The Partnership is continuing to pursue these claims against the remaining subcontractors and anticipates resolution of all outstanding claims by the end of 1998. However, there can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms continue to require monthly interest payments on advanced funds at 9.0% per annum and also provide for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of June 30, 1998, the outstanding balance of the construction loan was $362,000 and no further advances on the loan are

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                                  June 30, 1998
                                   (Unaudited)


expected. Interest expense of $34,327 and $106,104 was incurred and interest payments totaling $47,387 and $135,474 were made on this loan for the six months ended June 30, 1998, and 1997, respectively (see Note D).

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

Liquidity and Capital Resources
-------------------------------

The cash and cash equivalents position of the Partnership at June 30, 1998 increased $62,564 from December 31, 1997. The increase was primarily due to the improved operating performance at each Property and the St. Andrews settlements received during the period offset in part by the principal repayments on the St. Andrews construction loan. The Partnership's cash and cash equivalents position will continue to fluctuate during each quarter as follows: (1) decreasing with the funding of lease-up costs and capital improvements at the Properties; (2) increasing as net rental income and interest income are received; and (3) decreasing as expenses (including debt service requirements and construction loan repayments) are paid. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At June
30, 1998, the lender held $14,874 in reserves and escrows and the Partnership held $504,379 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

The Partnership's ability to compete in each market is affected by the level of cash provided by operations since the level of tenant improvements are limited to the cash available for investment in income producing properties.
In connection with the acquisition of the Properties, the Partnership established cumulative working capital reserves of approximately 3% of gross offering proceeds. For the foreseeable future, the Partnership expects to apply cash flow from operations to increase Partnership working capital reserves, to pay down the St. Andrews construction loan and mortgage debt and to provide for St. Andrews and Shadeland maintenance and improvements, and consequently, there is no expectation that Distributable Cash Flow will be available to make distributions to Unitholders until the Properties are sold. This policy reflects the commitment by the General Partners to maintain adequate working capital reserves. The General Partners believe that such a policy is prudent and is consistent with the Partnership's objective to maintain and increase the value of the Properties prior to sale.

Occupancy at Shadeland was 91% as of June 30, 1998 and March 31, 1998. The average occupancy of Shadeland's main competitors in the retail market was 92% as of June 30, 1998.

At June 30, 1998, occupancy at St. Andrews was 100%. The apartment market in the area continues to be very strong and occupancies of St. Andrews' main competitors range from 92% to 100%. Leasing activity at St. Andrews has remained strong due to the strength of the market and the high number of corporate leases in place.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contact and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were substantially complete by the end of 1996. The Partnership recognized cumulative costs of $4,568,000 and $712,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, which were offset by cumulative settlement and insurance recoveries of $2,910,500 through the four year period ended December 31, 1997. During the six months ended June 30, 1998, the Partnership incurred $3,025 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews. The Partnership continues to assert its claims against the remaining potentially responsible parties, and accordingly, will incur future legal costs. The Partnership received $145,000 in settlements, which is included in the $2,910,500 above, through the second quarter of 1998 from several of the contractors who worked on the St. Andrews project. The Partnership is continuing to pursue these claims against the remaining subcontractors and anticipates resolution of all the outstanding claims by the end of 1998. However, there can be no assurance as to the outcome of such litigation.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permits the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan. The terms continue to require monthly interest payments on advanced funds at 9.0% per annum and also provide for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of June 30, 1998, the outstanding balance of the construction loan was $362,000 and no further advances on the loan are expected. The Partnership made partial repayments of $675,000 from operating cash flow and settlement recoveries through the second quarter of 1998. The Partnership anticipates further principal repayments prior to maturity from operating cash flow, settlement recoveries and sales proceeds.

The Partnership began marketing St. Andrews for sale in May of 1998. During the marketing process for St. Andrews, the Partnership received numerous bids from interested purchasers. The General Partners reviewed each of the bids and in July, 1998, the Partnership executed a sales contract for St. Andrews for a purchase price significantly above its current appraised value with a closing scheduled for September, 1998. The General Partner determination to sell St. Andrews was based, among other things, on their review of the operating performance of St. Andrews and the recent increase in sales prices for similar apartment projects. The sales contract allows the contract purchaser to terminate its obligation to close by giving the Partnership written notice during a thirty day due diligence period. There can be no assurance that the contract purchaser will close under the sales contract.

The Partnership began marketing NEBC for sale in June of 1998. The General Partners currently intend to seek bids from interested purchasers through August 14, 1998. In determining to offer NEBC for sale, the General Partners considered, among other things, the Property's operating performance, the terms of the participating debt encumbering the Property, recent sales prices for similar projects in the market and the future prospects of the Property.

The Partnership began marketing Shadeland for sale in July of 1998. The General Partners currently intend to seek bids from interested purchasers through August 28, 1998. In determining to seek proposals from prospective purchasers of Shadeland, the General Partners considered, among other things, the Property's operating performance, recent sales prices for similar retail projects in the market, and the likelihood of appreciation or depreciation in the future.

There can be no assurance that the Partnership will complete the sale of Properties by the end of 1998, nor can there be any assurance in the event that the Properties are sold that the actual sales proceeds will equal or exceed the current appraised values. The General Partners plan to distribute the net proceeds from Property sales in accordance with Section 4.4 of the Partnership Agreement upon completion of the sale process.

The USF&G General Partner has agreed to discount the outstanding principal balance of the Cash Flow Protector Loan by $1,700,000 to $3,149,734 as of June 30, 1998. The Cash Flow Protector Loan will be repaid from any excess proceeds from the sale of the Properties. The reduction in the principal amount of the Cash Flow Protector Loan originally due to be paid by the Partnership to the USF&G General Partner will increase the amount available for distribution to the Unitholders. The discount will be allocated pro-rata to all Unitholders based on their respective ownership percentages at the time of distribution. This Cash Flow Protector Loan discount was not taken into account in determining the 1998 Right of Presentment purchase price.

Under section 4.4 of the Partnership Agreement and based on the anticipated net proceeds and liabilities, property sales proceeds will be applied as follows:

- first applied to repay the mortgages secured by the Property;
- second to fund reserves for future Partnership expenses;
- third to repay any debts owned to the Partners or Affiliates, including the Cash Flow Protector Loan;
- the remaining proceeds will be distributed to the Unitholders.

Accrued interest on the Cash Flow Protector Loan and certain accrued asset management fees payable to the USF&G General Partner and its affiliate are subordinated to the return of Unitholder contributions under Section 4.4 of the Partnership Agreement.

Results of Operations
                                        Net Income (Loss)     Net Income (Loss)
                                       for the Six Months    for the Six Months
                                       Ended June 30, 1998   Ended June 30, 1997
                                       -------------------   -------------------

NEBC                                     $    113,954             $  (82,657)
St. Andrews                                   206,796                (49,080)
St. Andrews Repair and Legal Costs             (3,025)               (28,576)
Shadeland                                     190,838                 69,540
                                         ------------             ----------
                                         $    508,563             $  (90,773)

Partnership Expense                          (234,201)              (309,557)
Gain on Extinguishment of Debt              1,700,000                      0
                                         ------------             ----------
                                         $  1,974,362             $ (400,330)
                                         ============             ==========


                Six Months Ended June 30, 1998 ("Current Period")
               as compared to June 30, 1997 ("Comparable Period")
               --------------------------------------------------

The Partnership had net income of $1,974,362 for the six months ended June 30, 1998 ("the current period") as compared to a net loss of $400,330 for the six months ended June 30, 1997 ("the comparable period"). The increase in net income was due primarily to the gain on extinguishment of debt, improved operating performance at each Property in 1998 and the Partnership no longer recording depreciation on the Properties as of April 1, 1998 due to the Properties being held for sale. Depreciation decreased by $104,088 at NEBC, $110,217 at St. Andrews and $67,853 at Shadeland in the current period as a result of this. Rental revenue increased $195,373 to $2,702,705 for the current period as compared to $2,507,332 for the comparable period. The increased rental revenue was primarily due to higher occupancy and greater expense reimbursements at NEBC during 1998. Property operating expenses decreased $5,000 to $997,404 for the current period from $1,002,404 for the comparable period. The decreased operating expenses were due to lower operating expenses at Shadeland in 1998, offset in part by increased operating expenses at NEBC.

Rental revenue at NEBC increased $113,835 to $992,844 for the current period as compared to $879,009 for the comparable period. The increase in rental revenue is due to an increase in occupancy and greater expense reimbursements in 1998. The occupancy at NEBC increased to 98% as of June 30, 1998 as compared to 96% as of June 30, 1997. The occupancy for NEBC's office and service center space at June 30, 1998 was 97% and 100% respectively, as compared to 95% and 100% respectively, at June 30, 1997. The increased occupancy in office space was due to the expansion of an existing tenant in Building 1 offset in part by the move-out of a tenant in Building 5 during the fourth quarter of 1997. The increase in expense reimbursements is due primarily to greater occupancy during the current period and the issuance of expense reimbursement credits during the comparable period. The average net rental rate at June 30, 1998 decreased to $8.43 per square foot for office space, and increased to $7.17 per square foot for service center space as compared to $8.48, excluding free-rent allowances, and $7.06, respectively, at June 30, 1997. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due primarily to higher rental rates of tenants in Building 3 in the current period.

Operating expenses at NEBC increased $22,180 to $408,734 for the current period as compared to $386,554 for the comparable period. The increase was primarily due to higher third-party management fees and maintenance costs offset in part by lower utility costs. Third-party management fees were higher due to increased rental collections and a 1997 billing adjustment in 1998. Maintenance costs were higher due primarily to greater roof and plumbing repair costs in 1998. Utilities were lower due to a decrease in gas usage in the current period.

Rental revenue at St. Andrews increased $45,060 to $1,093,957 for the current period as compared to $1,048,897 for the comparable period. The increase in rental revenue was due primarily to an increase in rental rates in the current period. The average occupancy at St. Andrews was 98% and 97% for the current and comparable periods, respectively. The average monthly rental rate during the current period increased to $713 per unit as compared to $648 during the comparable period. The increase was due to the strength of the rental market which resulted in a decline in rental concessions offered to prospective tenants in the current period. The number of corporate units decreased to 55 at June 30, 1998 from 58 at June 30, 1997. Operating expenses at St. Andrews increased $280 to $456,003 for the current period as compared to $455,723 for the comparable period.

The Partnership incurred repair costs in 1997 that related to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. Additionally, the Partnership incurred legal costs related to pursuing legal remedies against responsible and potentially responsible parties. The Partnership incurred $19,170 and $9,406 of St. Andrews repair and legal costs, respectively, during the comparable period. In 1998, the Partnership incurred $3,025 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews. No insurance recoveries or settlement payments were netted against these costs in 1997 or 1998.

Rental revenue at Shadeland increased $36,478 to $615,904 for the current period as compared to $579,426 for the comparable period. The increase was due to increased occupancy and rental rates in the current period. The average rental rate was $11.01 per square foot at June 30, 1998 and $10.54 per square foot at June 30, 1997. The increased average rental rate is due primarily to scheduled rent escalations in the existing leases. Occupancy at Shadeland increased to 91% as of June 30, 1998 as compared to 88% as of June 30, 1997.
The increase in occupancy was due to three new tenant move-ins since the second quarter of 1997. Operating expenses at Shadeland decreased $27,460 to $132,667 for the current period as compared to $160,127 for the comparable period. The decrease was primarily due to lower real estate taxes, grounds and landscaping costs and legal costs offset in part by higher third-party management fees.
Real estate taxes decreased due to a tax assessment that was lower than the amount anticipated and accrued for in the comparable period. Grounds and landscaping costs decreased due to lower snow removal costs associated with the mild winter in 1998. Legal costs decreased due to a higher number of prospective leases in the comparable period. Third-party management fees increased due to higher rental collections, resulting from increased occupancy and rental rates.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The decrease in Partnership expense of $75,356 to $234,201 for the current period as compared to $309,557 was primarily due to lower interest expense. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan in the current period.

Total general and administrative expenses decreased by $2,807 to $62,285 for the current period as compared to $65,092 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense decreased $187,557 to $981,773 for the current period as compared to $1,169,330 for the comparable period. The decrease in interest expense was primarily due to refinancing the St. Andrews mortgage loan at a lower floating rate than the prior fixed rate mortgage loan and lower outstanding principal balances on the St. Andrews construction loan in the current period.

Depreciation and amortization expense decreased by $258,120 to $400,425 for the current period as compared to $658,545 for the comparable period primarily due to the Partnership no longer recording depreciation on the Properties as of April 1, 1998, since the Properties are recorded as held for sale on the balance sheet.


Results of Operations
                                       Net Income (Loss)      Net Income (Loss)
                                     for the Three Months   for the Three Months
                                      Ended June 30, 1998    Ended June 30, 1997
                                     --------------------   --------------------

NEBC                                    $   100,993               $  (18,830)
St. Andrews                                 186,588                  (12,123)
St. Andrews Repair and Legal Costs             (621)                       0
Shadeland                                   145,191                   60,806
                                        -----------               ----------
                                        $   432,151               $   29,853

Partnership Expense                        (114,320)                (143,444)
Gain on Extinguishment of Debt            1,700,000                        0
                                        -----------               ----------
                                        $ 2,017,831               $ (113,591)
                                        ===========               ==========

               Three Months Ended June 30, 1998 ("Current Period") as compared to June 30, 1997 ("Comparable Period")
               --------------------------------------------------

The Partnership had net income of $2,017,831 for the three months ended June 30, 1998 ("the current period") as compared to a net loss of $113,591 for the three months ended June 30, 1997 ("the comparable period"). The increase in net income was due primarily to the gain on extinguishment of debt, improved operating performance at each Property in 1998, and the Partnership no longer recording depreciation on the Properties as of April 1, 1998 due to the Properties being held for sale. Depreciation decreased by $113,517 at NEBC, $113,493 at St. Andrews and $77,051 at Shadeland in the current period as a result of this. Rental revenue increased $58,428 to $1,376,671 for the current period as compared to $1,318,243 for the comparable period. The increased rental revenue was primarily due to higher occupancy and greater expense reimbursements at NEBC and higher rental rates at St. Andrews during 1998. Property operating expenses increased $12,614 to $509,648 for the current period from $497,034 for the comparable period. The increased operating expenses were due to higher operating expenses at NEBC in 1998, offset in part by lower operating expenses at St. Andrews.

Rental revenue at NEBC increased $26,313 to $497,922 for the current period as compared to $471,609 for the comparable period. The increase in rental revenue is due to an increase in occupancy and greater expense reimbursements in 1998. The occupancy at NEBC increased to 98% as of June 30, 1998 as compared to 96% as of June 30, 1997. The occupancy for NEBC's office and service center space at June 30, 1998 was 97% and 100% respectively, as compared to 95% and 100% respectively, at June 30, 1997. The increased occupancy in office space was due to the expansion of an existing tenant in Building 1 offset in part by the move-out of a tenant in Building 5 during the fourth quarter of 1997. The increase in expense reimbursements is due primarily to greater occupancy during the current period. The average net rental rate at June 30, 1998 decreased to $8.43 per square foot for office space, and increased to $7.17 per square foot for service center space as compared to $8.48, excluding free-rent allowances, and $7.06, respectively, at June 30, 1997. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due to higher rental rates of tenants in Building 3 in the current period.

Operating expenses at NEBC increased $21,420 to $219,655 for the current period as compared to $198,235 for the comparable period. The increase was primarily due to higher maintenance costs, real estate taxes and third-party management fees. Maintenance costs were higher due primarily to greater roof and plumbing repair costs in the current period. Real estate taxes were higher in the current period due to a tax assessment that was higher than the amount anticipated and accrued for in the comparable period. Third-party management fees were higher due to increased rental collections in 1998.

Rental revenue at St. Andrews increased $20,487 to $555,891 for the current period as compared to $535,404 for the comparable period. The increase in rental revenue was primarily due to higher rental rates in the current period. The average occupancy at St. Andrews was 99% and 97% for the current and comparable periods, respectively. The average monthly rental rate during the current period increased to $715 per unit as compared to $657 during the comparable period.
The increase was due to the strength of the rental market which resulted in a decline in rental concessions offered to prospective tenants in the current period. The number of corporate units decreased to 55 at June 30, 1998 from 58 at June 30, 1997. Operating expenses at St. Andrews decreased $9,642 to $216,467 for the current period as compared to $226,109 for the comparable period. The decrease in operating expenses was primarily due to lower maintenance costs, utility costs and corporate unit expenses offset in party by higher real estate taxes. Maintenance costs were lower in the current period due to the power-washing of the vinyl siding in the comparable period. The manufacturer and engineering consultant recommended periodic power-washing to maintain the siding's appearance in the Florida climate. Utility costs were lower due to a water bill that was less than anticipated and accrued for in the prior period. Corporate unit expenses which may include furnishings, cable and utilities were lower due to decreased corporate unit rentals in the current period. Real estate taxes were higher due to a higher anticipated tax assessment in 1998.

The Partnership incurred legal costs at St. Andrews related to pursuing legal remedies against responsible and potentially responsible parties. During the current period, the Partnership incurred $621 of St. Andrews legal costs and there were no repair costs incurred related to St. Andrews. The Partnership incurred no repair and legal costs at St. Andrews during the comparable period. No insurance recoveries or settlement payments were netted against these costs in 1997 or 1998.

Rental revenue at Shadeland increased $11,628 to $322,858 for the current period as compared to $311,230 for the comparable period. The increase was due to increased occupancy and rental rates offset in part by lower expense reimbursements in the current period. The average rental rate was $11.01 per square foot at June 30, 1998 and $10.54 per square foot at June 30, 1997. Occupancy at Shadeland increased to 91% as of June 30, 1998 as compared to 88% as of June 30, 1997. The decrease in expense reimbursements was due to a timing difference in the collection of property taxes from the anchor tenants. Operating expenses increased $836 to $73,526 for the current period as compared to $72,690 for the comparable period.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The decrease in Partnership expense of $29,124 to $114,320 for the current period as compared to $143,444 was primarily due to lower interest expense. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan in the current period.

Total general and administrative expenses decreased by $970 to $31,521 for the current period as compared to $32,491 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense decreased $93,960 to $482,154 for the current period as compared to $576,114 for the comparable period. The decrease in interest expense was primarily due to refinancing the St. Andrews mortgage loan at a lower floating rate than the prior fixed rate mortgage loan and lower outstanding principal balances on the St. Andrews construction loan in the current period.

Depreciation and amortization expense decreased by $294,827 to $42,720 for the current period as compared to $337,547 for the comparable period primarily due to the Partnership no longer recording depreciation on the Properties as of April 1, 1998, since the Properties are recorded as held for sale on the balance sheet.

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