Form 10-Q
period 1998-09-30
USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
filed 1998-11-13
CIK 832482

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                             Commission File Number

                                     0-17633

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
              ----------------------------------------------------
            (Exact name of registrant as specified in its Certificate
                             of Limited Partnership)

               Maryland                                75-2228850
               --------                                ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

         6225 Centennial Way
                FB0101
         Baltimore, Maryland                             21209
         -------------------                             -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (410) 205-6900
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

         Yes           X                    No       _____
                     -----

                                      INDEX

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

               Balance Sheets -- September 30, 1998 and December 31, 1997

               Statements of Operations -- For the three months ended September 30, 1998 and September 30, 1997 and for the nine months ended September 30, 1998 and September 30, 1997

               Statements of Cash Flows -- For the nine months ended September 30, 1998 and September 30, 1997

               Notes to Financial Statements -- September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K

               The Partnership filed a report on Form 8-K during the three months ended September 30, 1998, dated September 18, 1998.

SIGNATURES
----------

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                                  (Unaudited)
                                                               September 30, 1998   December 31, 1997
                                                               ------------------   -----------------
Assets

Real Estate Investments:
     Income Producing Properties Held for Sale - Note B          $16,083,350         $         0
     Income Producing Properties - Note B                                  0          27,159,596
Cash and Cash Equivalents (including temporary
     investments at September 30, 1998 and December 31,
     1997 of $3,732,953 and $509,955, respectively) - Note C       4,479,701           1,070,018
Restricted Cash Escrow - Note E                                       57,184              89,069
Accounts Receivable, Net                                             174,372             218,744
St. Andrews Recovery Receivables - Note J                                  0             145,000
Other Assets                                                         357,087             485,604
                                                                  ----------          ----------
     Total Assets                                                $21,151,694         $29,168,031
                                                                  ==========          ==========
Liabilities

Mortgages Payable - Note E                                       $12,785,184         $21,402,270
Accounts Payable and Other Liabilities                               573,273             769,689
St. Andrews Construction Loan - Note J                                     0           1,037,000
Due to General Partners and Affiliates - Note D                    2,447,493           2,542,065
Cash Flow Protector Loan - Note G                                          0           4,849,734
                                                                  ----------          ----------
                                                                  15,805,950          30,600,758

Partners' Equity (Deficit)

General Partners                                                    (190,955)           (258,740)
Assignor and Assignee Limited Partners,
    1,094,283 Units Issued and Outstanding                         5,536,699          (1,173,987)
                                                                  ----------          ----------
                                                                   5,345,744          (1,432,727)
                                                                  ----------          ----------
Total Liabilities and Partners' Equity (Deficit)                 $21,151,694         $29,168,031
                                                                  ==========          ==========





               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the Three     For the Three      For the Nine       For the Nine
                                                     Months Ended      Months Ended       Months Ended       Months Ended
                                                     Sept. 30, 1998    Sept. 30, 1997     Sept. 30, 1998     Sept. 30, 1997
                                                     --------------    --------------     --------------     --------------
REVENUE:
  Rental                                                $1,274,754         $1,316,966       $3,977,459        $3,824,298
  Interest                                                  17,329             11,946           33,898            28,231
                                                         ---------          ---------        ---------         ---------
     Total Revenue                                       1,292,083          1,328,912        4,011,357         3,852,529

EXPENSES:
  Property Operating - Note D                              486,080            500,108        1,483,484         1,502,512
  General and Administrative                                35,937             35,127           98,221           100,219
  Interest - Notes D and E                                 427,870            563,602        1,409,643         1,732,932
  Depreciation and Amortization - Note B                    42,051            348,938          442,477         1,007,483
                                                         ---------          ---------        ---------         ---------
          Total Expenses                                   991,938          1,447,775        3,433,825         4,343,146

OTHER REVENUE/(EXPENSES):
   St. Andrews Repair and Legal Costs
     Recoveries (Expenses) - Note J                        167,000             (2,272)         163,975           (30,848)
   Gain on Sale of Income Producing
     Properties                                          4,336,964                  0        4,336,964                 0
                                                         ---------          ---------        ---------         ---------
                                                         4,503,964             (2,272)       4,500,939           (30,848)
                                                         ---------          ---------        ---------         ---------
Income (Loss) Before Extraordinary Item                  4,804,109           (121,135)       5,078,471          (521,465)

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt - Note G                        0                  0        1,700,000                 0
                                                         ---------          ---------        ---------         ---------
          NET INCOME (LOSS)                             $4,804,109         $ (121,135)      $6,778,471        $ (521,465)
                                                         =========          =========        =========         =========
Net Income (Loss) Allocated to:
  General Partners                                      $   48,041         $   (1,211)      $   67,785        $   (5,215)
  Assignor and Assignee Limited Partners                 4,756,068           (119,924)       6,710,686          (516,250)
                                                         ---------          ---------        ---------         ---------
                                                        $4,804,109         $ (121,135)      $6,778,471        $ (521,465)
Net Income (Loss) per Unit Before                        =========          =========        =========         =========
  Extraordinary Item -- Note A
  (Basic and Diluted)                                   $     4.35         $    (0.11)      $     4.59        $    (0.47)
                                                         =========          =========        =========         =========
Income per Unit from  Extraordinary  Item -- Note G
  (Basic and Diluted)                                   $        0         $        0       $     1.54        $        0
                                                         =========          =========        =========         =========
Net Income (Loss) per Unit -- Note A
  (Basic and Diluted)                                   $     4.35         $    (0.11)      $     6.13        $    (0.47)
                                                         =========          =========        =========         =========
Weighted Average Number of Units                         1,094,283          1,094,283        1,094,283         1,094,283
                                                         =========          =========        =========         =========


               See accompanying notes to the financial statements.

              USF&G LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the Nine            For the Nine
                                                                  Months Ended            Months Ended
                                                               September 30, 1998      September 30, 1997
                                                               ------------------      ------------------
Operating Activities
  Net Income (Loss)                                               $  6,778,471          $   (521,465)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Gain on sale of income producing property                         (4,336,964)                    0
  Gain on extinguishment of debt                                    (1,700,000)                    0
  Depreciation and amortization                                        442,477             1,007,483
  Change in net assets and liabilities related to
    operating activities:
    Decrease in restricted cash escrow                                  31,885                78,968
    Increase in due to general partners and affiliates                 105,428               194,992
    Decrease in accounts payable and other
      liabilities                                                     (196,416)             (357,915)
    Decrease (increase) in accounts receivable                          44,372               (45,133)
    Decrease in St. Andrews recovery receivables                       145,000             1,525,000
    Decrease (increase) in other assets                                  2,613              (323,533)
                                                                   -----------           -----------
Net Cash Provided by Operating Activities                            1,316,866             1,558,397
                                                                   -----------           -----------
Investing Activities
  Proceeds from sale of income producing property                   15,245,907                     0
  Investment in income producing properties                           (149,270)             (448,787)
                                                                   -----------           -----------
  Net Cash Provided by (Used in) Investing Activities               15,096,637              (448,787)
                                                                   -----------           -----------
Financing Activities
  Mortgage Loan Advances                                                     0            13,500,000
  Mortgage Principal Payments                                       (8,617,086)          (12,577,137)
  St. Andrews Construction Loan Advances                                     0               215,000
  St. Andrews Construction Loan Payments                            (1,037,000)           (1,748,000)
  Cash Flow Protector Loan Payment                                  (3,149,734)                    0
  General Partner Loans Payment                                       (200,000)                    0
                                                                   -----------           -----------
Net Cash Used in Financing Activities                              (13,003,820)             (610,137)
                                                                   -----------           -----------
Increase in Cash and Cash Equivalents                                3,409,683               499,473

Cash and Cash Equivalents, Beginning of Period                       1,070,018               780,727
                                                                   -----------           -----------
Cash and Cash Equivalents, End of Period                          $  4,479,701          $  1,280,200
                                                                   ===========           ===========

               See accompanying notes to the financial statements.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.


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

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1998
                                   (Unaudited)


NOTE B - Income Producing Properties Held for Sale and Income Producing
         Properties

The following table sets forth summarized financial information for Northeast Business Campus, St. Andrews Apartments at Westwood and Shadeland Retail Center, the three properties owned directly by the Partnership, as of December 31, 1997, and Northeast Business Campus and Shadeland Retail Center, the two properties owned directly by the Partnership as of September 30, 1998:

                                       September 30, 1998    December 31, 1997
                                       ------------------    -----------------

Buildings and improvements                 $18,392,251          $29,959,857
Land                                         2,916,995            5,444,913
                                            ----------           ----------
                                            21,309,246           35,404,770
Less:  Accumulated depreciation             (5,225,896)          (8,245,174)
                                            ----------           ----------
                                           $16,083,350          $27,159,596
                                            ==========           ==========

As of March 31, 1998, the General Partners determined that it was in the Partnership's best interest to market the Properties for a possible sale. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the remaining properties are recorded as held for sale on the balance sheet at September 30, 1998. In addition, as required by SFAS No. 121, as of April 1, 1998, the Partnership no longer records depreciation on the Properties as required by SFAS No. 121.

NOTE C - Cash and Cash Equivalents

Cash and cash equivalents include temporary investments in money market funds with maturities of three months or less.

NOTE D - Related Party Transactions

The following is a summary of compensation and reimbursable expenses incurred to the General Partners and their affiliates for the periods indicated:


                                          For the Three Months Ended      For the Nine Months Ended
                                        Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997
                                        --------------  --------------  --------------  --------------
Charged to Expenses:
  Operating Expenses                      $   14,646     $  22,237        $   57,123      $   67,955
  Interest Expense:
     General Partner Loans                     3,967         4,251            12,469          12,627
     St. Andrews Construction Loan             6,607        31,907            40,934         138,011
     Cash Flow Protector Loan                 44,010        73,344           188,306         217,640

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1998
                                   (Unaudited)


NOTE D - Related Party Transactions (Continued)

Due to General Partners and affiliates consists of the following as of the dates indicated:

                                                          September 30, 1998   December 31, 1997
                                                          ------------------   -----------------
General Partner Loans                                         $        0           $  200,000
Accrued Interest on General Partner Loans                              0               52,923
Accrued Interest on the St. Andrews Construction Loan              1,177               16,600
Operating Expenses                                                18,000               32,532
                                                               ---------            ---------
                                                                  19,177              302,055
                                                               ---------            ---------

Asset Management Fees                                            423,990              423,990
Accrued Interest on the Cash Flow Protector Loan               2,004,326            1,816,020
                                                               ---------            ---------
Amounts Subordinate to the return of Unitholder
  contributions                                                2,428,316            2,240,010
                                                               ---------            ---------
                                                              $2,447,493           $2,542,065
                                                               =========            =========


In connection with the loan modification at NEBC executed in the fourth quarter of 1994 discussed in Note E, the General Partners, USF&G Realty Partners,
Inc. and Legg Mason Realty Partners, Inc., provided equally a total of $200,000 to the Partnership toward establishing the required reserves and escrows at NEBC. The amounts provided by the General Partners were in the form of loans which accrued interest at the prime rate and were paid from proceeds from the sale of St. Andrews Apartments at Westwood.

See Note G for a discussion of the Cash Flow Protector Loan from the USF&G General Partner. The balance of the St. Andrews construction loan, the Cash Flow Protector Loan (net of a discount of $1.7 million), and the $200,000 in General Partner loans (described above) were paid from the sales proceeds of St.
Andrews Apartments at Westwood.

The subordinated amount identified above is subordinate under Section 4.4 of the Partnership Agreement.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1998
                                   (Unaudited)


NOTE E - Mortgages Payable

Mortgages payable consists of the following as of the dates indicated:


                                                               September 30, 1998     December 31, 1997
                                                               ------------------     -----------------
Mortgage loan, secured by Northeast Business Campus,
   due August 15, 1999, interest at 8.00%                         $ 7,885,103           $  7,948,148

Mortgage loan, secured by St. Andrews at Westwood,
   due October 2, 2000, floating rate, interest at 7.00%
   at September 18, 1998, date of loan payoff                               0              8,500,000

Mortgage loan, secured by a portion of Shadeland Retail
   Center, due May 2002, interest at 7.60%                          4,900,081              4,954,122
                                                                   ----------             ----------
                                                                  $12,785,184            $21,402,270
                                                                   ==========             ==========

The mortgage loans are non-recourse obligations except under certain defined circumstances. Interest expense of $1,167,934 and $1,364,654 was incurred on these mortgages for the nine months ended September 30, 1998, and 1997, respectively. Interest payments of $1,157,939 and $1,440,889 were made for the nine months ended September 30, 1998, and 1997, respectively.

The St. Andrews mortgage loan was paid as a result of the sale of the property on September 18, 1998. The Shadeland Retail Center loan was paid as a result of the sale of the property on November 10, 1998.

In connection with the 1994 NEBC loan modification, the Partnership was required to establish with the lender a reserve for future tenant improvements and lease commissions and escrows for taxes and insurance. At September 30, 1998, the lender held a total of $57,184 of restricted cash escrow which included $8,924 in reserves and $48,260 in tax and insurance escrows. All future cash flow generated by the NEBC property will be held in a reserve account which may be used only for the benefit of NEBC or to meet obligations to the lender. The Partnership also held $574,303 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance at September 30, 1998. See Note D - Related Party Transactions and Note I - Commitments and Contingencies.

NOTE F - Distributions to Partners

The Partnership Agreement provides for cash distributions to the partners allocated 99% to Unitholders and 1% to the General Partners.

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1998
                                   (Unaudited)


NOTE F - Distributions to Partners (Continued)

As of September 30, 1998, cumulative cash distributions of $10,545,983 and $106,517 had been made to the Unitholders and General Partners, respectively. These cash distributions represent a cumulative return of 2% per quarter on invested capital through the period ended July 13, 1993. The last distribution to Unitholders was made November 12, 1993. The General Partners have stated a goal of liquidating the Partnership and making a final distribution to investors in the current calendar year.


NOTE G - Cash Flow Protector Loan

Pursuant to the Cash Flow Protector Loan, the USF&G General Partner agreed to lend to the Partnership an amount up to $5,471,415, representing 20% of the gross proceeds of the offering, to the extent that the Partnership's distributable cash flow was insufficient to pay a 2% cumulative quarterly return (8% annual return) to Unitholders. In connection with cumulative cash distributions, as of September 30, 1998, the USF&G General Partner had funded $4,849,734 pursuant to the Cash Flow Protector Loan. The USF&G General Partner's commitment to lend amounts pursuant to the Cash Flow Protector Loan expired on July 13, 1993. The last distribution to Unitholders was made November 12, 1993.

The Cash Flow Protector Loan accrued interest at an annual simple rate of 6%, a reduction in the rate from 8% by the USF&G General Partner effective January
1, 1993. The Cash Flow Protector Loan is due and payable on December 31, 2003 or earlier, from sale or refinancing proceeds. The Cash Flow Protector Loan was repaid on September 24, 1998 from excess proceeds from the sale of St. Andrews. The related aggregate accrued interest of $2,004,326 as of September 30, 1998 is subordinate to the return of Unitholder capital contributions as discussed in Note D.

The USF&G General Partner agreed to discount the outstanding principal balance of the Cash Flow Protector Loan by $1,700,000 to $3,149,734 as of June 30, 1998. The reduction in the principal amount of the Cash Flow Protector Loan originally due to be paid by the Partnership to the USF&G General Partner will increase the amount available for distribution to the Unitholders. The discount will be allocated pro-rata to all Unitholders based on their respective ownership percentages at the time of distribution.

The Cash Flow Protector Loan discount was recorded as an extraordinary gain on the Statement of Operations during the second quarter of 1998, in accordance with Statement of Financial Accounting Standards No. 15. This discount was not taken into account in determining the 1998 Right of Presentment purchase price.

NOTE H - Right of Presentment

The Right of Presentment provisions of the Partnership's Partnership Agreement now provide that if in a year Units are presented in excess of the amount required to be purchased by the USF&G General Partner then the General Partners may elect to purchase such excess presented Units, provided that the total

              USF&G/LEGG MASON REALTY PARTNERS LIMITED PARTNERSHIP
                    Notes to Financial Statements (Continued)
                               September 30, 1998
                                   (Unaudited)

NOTE H - Right of Presentment (Continued)

number of Units repurchased shall not exceed 50% of the Units outstanding. As of September 30, 1998, the General Partners have repurchased 188,219 Units under the Right of Presentment Program.

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

NOTE J - St. Andrews Repair and Legal Costs

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contract and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were substantially complete by the end of 1996. The Partnership recognized cumulative costs of $4,568,000 and $712,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, which were offset by cumulative settlement and insurance recoveries of $2,910,500 through the four year period ended December 31, 1997. During the nine months ended September 30, 1998, the Partnership received settlement and insurance recoveries of $170,000 and incurred $6,025 of legal and repair costs and costs related to St. Andrews. All outstanding claims have been resolved, hence no further recoveries are expected.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms required monthly interest payments on advanced funds at 9.0% per annum and also provided for early repayment from additional recoveries from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of September 30, 1998, the outstanding balance of the construction loan had been repaid from the excess proceeds from the sale of St. Andrews. Interest expense of $40,934 and $138,011 was incurred and interest payments totaling $56,357 and $180,559 were made on this loan for the nine months ended September 30, 1998, and 1997, respectively (see Note D).


NOTE K - Subsequent Events

As discussed in Note E, the sale of the Shadeland Retail Center was consummated on November 10, 1998 for a contract price of approximately $11.750 million. Net proceeds from the sale, after satisfaction of outstanding mortgage obligations, a prepayment penalty for early retirement of the mortgage, pro-ration of taxes and rents, closing expenses, and other customary adjustments, were approximately $6.3 million. The Partnership will recognize a gain in the fourth quarter of 1998 as a result of this sale.

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

After deducting rebates to Unitholders of $835,001 and offering and organizational costs and selling commissions totaling $2,174,276, approximately $24,348,000 was available for investment in income producing properties. Substantially all of the proceeds available for investment were invested in four income producing properties meeting the investment criteria of the Partnership. Northeast Business Campus ("NEBC"), St. Andrews Apartments at Westwood ("St. Andrews"), and Shadeland Retail Center ("Shadeland") are owned directly by the Partnership (collectively, the "Properties") and the Partnership owned a fifty percent general partnership interest in the Greenbrier Towers General Partnership (the "Joint Venture"). The Joint Venture's sole property, Greenbrier Towers, was purchased by the lender at foreclosure on April 26, 1995. The sale of the St. Andrews property occurred on September 18, 1998, and the sale of Shadeland occurred on November 10, 1998. The General Partners have executed a sale contract for NEBC for an amount in excess of its current appraised value with a closing scheduled in December 1998. Although the contract purchaser's deposit of $500,000 is subject to forfeiture in the event the transaction is not consummated there can be no assurance that the sale will in fact be consummated.

Liquidity and Capital Resources
-------------------------------

The cash and cash equivalents position of the Partnership at September 30, 1998 increased $3,409,683 from December 31, 1997. The increase was primarily due to the sale of St. Andrews. Proceeds of approximately $15 million were used to pay the outstanding mortgage obligation on St. Andrews, the Cash Flow
Protector Loan (net of a discount of $1.7 million), the balance of the St. Andrews construction loan and $200,000 of General Partner loans and the accrued interest on the General Partner loans. Under the 1994 NEBC loan modification, all future cash flow generated by the NEBC property must be used only for the benefit of NEBC or to meet obligations to the lender. At September 30, 1998, the lender held $57,184 in reserves and escrows and the Partnership held $574,303 in segregated funds subject to the lien and for the benefit of the lender which was included in the Partnership's cash and cash equivalents balance.

Occupancy at Shadeland was 89% as of September 30, 1998. The average occupancy of Shadeland's main competitors in the retail market was 92% as of September 30, 1998.

During the second quarter of 1995, the Partnership entered into a $3,000,000 contract to complete the necessary repairs at St. Andrews. Certain modifications were made to the original construction contact and the total completed contract cost was approximately $3,700,000. Contract repairs began during the third quarter of 1995 and were substantially complete by the end of 1996. The Partnership recognized cumulative costs of $4,568,000 and $712,000 related to assessing and repairing the construction problems and pursuing legal remedies, respectively, which were offset by cumulative settlement and insurance recoveries of $2,910,500 through the four year period ended December 31, 1997. During the nine months ended September 30, 1998, the Partnership incurred
$6,025 of St. Andrews legal and repair costs related to St. Andrews. During the third quarter of 1998, the Partnership received $170,000 in insurance settlements, which is in addition to the $2,910,500 above. All outstanding claims have been resolved, hence no further recoveries are expected.

The Partnership executed an agreement for a construction loan with the USF&G General Partner during the third quarter of 1995 which permitted the Partnership to borrow up to $3,500,000 to complete the necessary repairs at St. Andrews. Under its original terms, the loan matured on September 1, 1997. The USF&G General Partner extended the construction loan on November 7, 1997, effective as of September 1, 1997, until October 2, 2000. The construction loan was extended to coincide with the maturity of the new St. Andrews mortgage loan.
The terms continued to require monthly interest payments on advanced funds at 9.0% per annum and also provided for early repayment from additional settlements from the Partnership's lawsuit, net operating income after reserves, or sales or refinancing proceeds. As of September 30, 1998, the outstanding balance of the construction loan has been repaid and no further advances on the loan are expected. The Partnership made repayments of $1,037,000 from operating cash flow, settlement recoveries and sale proceeds.

The Partnership began marketing St. Andrews for sale in May of 1998. During the marketing process for St. Andrews, the Partnership received a number of bids from interested purchasers. The General Partners reviewed each of the bids and in July, 1998, the Partnership executed a sales contract for St. Andrews.
The General Partner's determination to sell St. Andrews was based on, among other things, their review of the operating performance of St. Andrews and the recent increase in sales prices for similar apartment projects.

The sale of St. Andrews was consummated on September 18, 1998 for a contract price of $15.5 million. Net proceeds of approximately $15 million were used to repay the outstanding mortgage obligation of $8.5 million, the Cash Flow Protector Loan (net of a discount of $1.7 million) of $3.1 million, the balance of the St. Andrews construction loan of $362,000 and the General Partner loans and accrued interest of $265,392. The Partnership recognized a gain for federal income tax purposes on the sale of St. Andrews in the amount of $4,336,964.

The Partnership began marketing NEBC and Shadeland for sale in June and July of 1998, respectively. The General Partners reviewed each of the bids and executed sales contracts for both properties for amounts in excess of their current appraised values. In determining to offer NEBC and Shadeland for sale, the General Partners considered, among other things, the Property's operating performance, the terms of the participating debt encumbering the Property, recent sales prices for similar projects in the market and the future prospects of the Properties.

The sale of Shadeland was consummated on November 10, 1998 for a contract price of approximately $11.750 million. Net proceeds from the sale, after satisfaction of outstanding mortgage obligations, a prepayment penalty for early retirement of the mortgage, pro-ration of taxes and rents, closing expenses, and other customary adjustments, were approximately $6.3 million. The Partnership will recognize a gain in the fourth quarter of 1998 as a result of this sale.


The closing for NEBC is scheduled in December 1998. Although the contract purchaser's deposit of $500,000 is subject to forfeiture in the event the transaction is not consummated there can be no assurance that the sale will in fact be consummated.

There can be no assurance that the Partnership will complete the sale of NEBC by the end of 1998. The General Partners plan to distribute the net proceeds from Property sales in accordance with Section 4.4 of the Partnership Agreement upon completion of the sale process.

The USF&G General Partner agreed to discount the outstanding principal balance of the Cash Flow Protector Loan by $1,700,000 to $3,149,734 as of June 30,
1998. The Cash Flow Protector Loan was repaid from excess proceeds from the sale of St. Andrews. The reduction in the principal amount of the Cash Flow
Protector Loan originally due to be paid by the Partnership to the USF&G
General Partner will increase the amount available for distribution to the Unitholders. The discount will be allocated pro-rata to all Unitholders based on their respective ownership percentages at the time of distribution. This
Cash Flow Protector Loan discount was not taken into account in determining the 1998 Right of Presentment purchase price.

Under section 4.4 of the Partnership Agreement and based on the anticipated net proceeds and liabilities, property sales proceeds will be applied as follows:

  *  first applied to repay the mortgages secured by the Property;
  *  second to fund reserves for future Partnership expenses;
  * third to repay any debts owned to the Partners or Affiliates, including the Cash Flow Protector Loan;
  * the remaining proceeds will be distributed to the Unitholders and the General Partners.

Accrued interest on the Cash Flow Protector Loan and certain accrued asset management fees payable to the USF&G General Partner and its affiliate are subordinated to the return of Unitholder contributions under Section 4.4 of the Partnership Agreement.

Results of Operations
---------------------
                                        Net Income (Loss)     Net Income (Loss)
                                       for the Nine Months   for the Nine Months
                                      Ended Sept. 30, 1998  Ended Sept. 30, 1997
                                      --------------------  --------------------
NEBC                                       $  227,530            $ (99,447)
St. Andrews                                   357,329              (54,706)
St. Andrews Repair and Legal Costs            163,975              (30,848)
Shadeland                                     300,725              107,670
                                            ---------             --------
                                            1,049,559              (77,331)

Partnership Expense                          (308,052)            (444,134)
Gain on Extinguishment of Debt              1,700,000                    0
Gain on Sale of Income Producing Property   4,336,964                    0
                                            ---------             --------
                                           $6,778,471            $(521,465)
                                            =========             ========

             Nine Months Ended September 30, 1998 ("Current Period")
             -------------------------------------------------------
             as compared to September 30, 1997 ("Comparable Period")
             -------------------------------------------------------

The Partnership had net income of $6,778,471 for the nine months ended
September 30, 1998 ("the current period") as compared to a net loss of $521,465 for the nine months ended September 30, 1997 ("the comparable period"). The increase in net income was due primarily to the gain on sale of St. Andrews on September 18, 1998, gain on extinguishment of debt, improved operating performance at each Property in 1998 and the Partnership no longer recording depreciation on the Properties as of April 1, 1998 due to the Properties being held for sale. As a result, depreciation decreased by $221,933 at NEBC, $224,597 at St. Andrews and $148,626 at Shadeland in the current period. Rental revenue increased $153,161 to $3,977,459 for the current period as compared to $3,824,298 for the comparable period. The increased rental revenue was primarily due to higher occupancy and greater expense reimbursements at NEBC during 1998. Property operating expenses decreased $19,028 to $1,483,484 for the current period from $1,502,512 for the comparable period. The decreased operating expenses were due to lower operating expenses at Shadeland and St. Andrews in 1998, offset in part by increased operating expenses at NEBC.

Rental revenue at NEBC increased $125,692 to $1,497,625 for the current period as compared to $1,371,933 for the comparable period. The increase in rental revenue is due to an increase in rental rates and greater expense reimbursements in 1998. The occupancy at NEBC decreased to 97% as of September 30, 1998 as compared to 99% as of September 30, 1997. The occupancy for NEBC's office and service center space at September 30, 1998 was 96% and 100% respectively, as compared to 99% and 100% respectively, at September 30, 1997. The decreased occupancy in office space was due to one tenant vacating in Building 5. This space has been leased to the anchor tenant, CIGNA, which will raise the occupancy to 100% by year end. The increase in expense reimbursements is due primarily to higher expenses and the issuance of expense reimbursement credits during the comparable period. The average net rental rate at September 30, 1998 decreased to $7.21 per square foot for office space, and increased to $8.18 per square foot for service center space as compared to $7.98, excluding free-rent allowances, and $7.07, respectively, at September 30, 1997. The decrease in the office space average rental rate is due to the Express Med expansion into Building 1 at a lower rental rate than prior leases. The increase in the service center average rental rate is due primarily to higher rental rates of tenants in Building 3 in the current period.

Operating expenses at NEBC increased $22,544 to $622,167 for the current period as compared to $599,623 for the comparable period. The increase was primarily due to higher third-party management fees and cleaning expenses offset in part by lower utility costs. Third-party management fees were higher due to increased rental collections and a 1997 billing adjustment in 1998. Utilities were lower due to a decrease in gas usage in the current period.

Rental revenue at St. Andrews decreased $11,198 to $1,575,266 for the current period as compared to $1,586,464 for the comparable period. The decrease in rental revenue was due primarily to the sale of St. Andrews on September 18, 1998. The average occupancy at St. Andrews was 97% for the current and comparable periods. The average monthly rental rate during the current period increased to $716 per unit as compared to $656 during the comparable period. The increase was due to the strength of the rental market which resulted in a decline in rental concessions offered to prospective tenants in the current period. The number of corporate units decreased to 52 at September 18, 1998 from 61 at September 30, 1997. Operating expenses at St. Andrews decreased $23,866 to $653,415 for the current period as compared to $677,282 for the comparable period.

The Partnership incurred repair costs in 1997 that related to engineering fees necessary to assess additional repairs during the warranty period related to the original construction contract. Additionally, the Partnership incurred legal costs related to pursuing legal remedies against responsible and potentially responsible parties. The Partnership incurred $19,170 and $11,678 of St.
Andrews repair and legal costs, respectively, during the comparable period. In 1998, the Partnership incurred $6,025 of St. Andrews legal and repair costs related to St. Andrews. Insurance recoveries of $170,000 were netted against these costs in 1998.

Rental revenue at Shadeland increased $38,667 to $904,568 for the current period as compared to $865,901 for the comparable period. The increase was primarily due to increased rental rates in the current period. The average rental rate was $11.18 per square foot at September 30, 1998 and $10.73 per square foot at September 30, 1997. The increased average rental rate is due primarily to scheduled rent escalations in the existing leases. Occupancy at Shadeland increased to 89% as of September 30, 1998 as compared to 88% as of September 30, 1997. The increase in occupancy was due to one new tenant move-in since the second quarter of 1998. Operating expenses at Shadeland decreased $17,705 to $207,902 for the current period as compared to $225,607 for the comparable period. The decrease was primarily due to lower real estate taxes, grounds and landscaping costs and legal costs offset in part by higher third-party management fees. Real estate taxes decreased due to a tax assessment that was lower than the amount anticipated and accrued for in the comparable period. Grounds and landscaping costs decreased due to lower snow removal costs associated with the mild winter in 1998. Legal costs decreased due to a higher number of prospective leases in the comparable period. Third-party management fees increased due to an increase in the management fee rate from 3.5% to 4% of gross receipts, and higher rental collections, resulting from increased occupancy and rental rates.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The decrease in net Partnership expense of $136,082 to $308,052 for the current period as compared to $444,134 was primarily due to lower interest expense. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan and the Cash Flow Protector Loan in the current period.

Total general and administrative expenses decreased by $1,998 to $98,221 for the current period as compared to $100,219 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense decreased $323,289 to $1,409,643 for the current period as compared to $1,732,932 for the comparable period. The decrease in interest expense was primarily due to refinancing the St. Andrews mortgage loan at a lower floating rate than the prior fixed rate mortgage loan and lower outstanding principal balances on the St. Andrews construction loan and Cash Flow Protector Loan in the current period.

Depreciation and amortization expense decreased by $565,006 to $442,477 for the current period as compared to $1,007,483 for the comparable period primarily due to the Partnership no longer recording depreciation on the Properties as of April 1, 1998, since the Properties are recorded as held for sale on the balance sheet.

Results of Operations
---------------------
                                       Net Income (Loss)      Net Income (Loss)
                                     for the Three Months   for the Three Months
                                     Ended Sept. 30, 1998   Ended Sept. 30, 1997
                                     --------------------   --------------------
NEBC                                       $  113,576           $ (16,790)
St. Andrews                                   150,535              (5,626)
St. Andrews Repair and Legal Costs            167,000              (2,272)
Shadeland                                     109,889              38,130
                                            ---------            --------
                                              541,000              13,442

Partnership Expense                           (73,855)           (134,577)
Gain on Sale of Income Producing Property   4,336,964                   0
                                            ---------            --------
                                           $4,804,109           $(121,135)
                                            =========            ========

            Three Months Ended September 30, 1998 ("Current Period")
            --------------------------------------------------------
             as compared to September 30, 1997 ("Comparable Period")
             -------------------------------------------------------

The Partnership had net income of $4,804,109 for the three months ended September 30, 1998 ("the current period") as compared to a net loss of $121,135 for the three months ended September 30, 1997 ("the comparable period"). The increase in net income was due primarily to the gain on sale of St. Andrews, improved operating performance at each Property in 1998, and the Partnership no longer recording depreciation on the Properties as of April 1, 1998 due to the Properties being held for sale. As a result, depreciation decreased by $117,845 at NEBC, $114,380 at St. Andrews and $80,773 at Shadeland in the current period. Rental revenue decreased $42,212 to $1,274,754 for the current period as compared to $1,316,966 for the comparable period. The decreased rental revenue was primarily due to a partial month's revenue at St. Andrews due to the sale on September 18, 1998. Property operating expenses decreased $14,028 to $486,080 for the current period from $500,108 for the comparable period.
QThe decreased operating expenses were due to lower operating expenses at St. Andrews because of the sale.

Rental revenue at NEBC increased $11,855 to $504,780 for the current period as compared to $492,925 for the comparable period. The increase in rental revenue is due to an increase in rental rates and greater expense reimbursements in 1998. The occupancy at NEBC decreased to 97% as of September 30, 1998 as compared to 99% as of September 30, 1997. The occupancy for NEBC's office and service center space at September 30, 1998 was 96% and 100% respectively, as compared to 99% and 100% respectively, at September 30, 1997. The decreased occupancy in office space was due to the move-out of a tenant in Building 5.
The increase in expense reimbursements is due primarily to greater expenses.
The average net rental rate at September 30, 1998 increased to $8.18 per square foot for office space, and increased to $7.21 per square foot for service center space as compared to $7.98, excluding free-rent allowances, and $7.07, respectively, at September 30, 1997. The increase in the office and service center space average rental rates is due to higher rental rates for new leases. Operating expenses at NEBC minimally increased $363 to $213,433 for the current period as compared to $213,070 for the comparable period.

Rental revenue at St. Andrews decreased $56,256 to $481,310 for the current period as compared to $537,566 for the comparable period. The decrease in rental revenue was primarily due to the mid-month sale. Operating expenses at St. Andrews decreased $24,147 to $197,412 for the current period as compared to $221,559 for the comparable period. The decrease in operating expenses was primarily due to lower grounds and landscaping, turnover, and corporate unit expenses.

The Partnership incurred legal costs at St. Andrews related to pursuing legal remedies against responsible and potentially responsible parties. During the current period, the Partnership incurred $3,000 of St. Andrews legal and repair costs compared to $2,272 during the comparable period. Insurance recoveries of $170,000 were netted against these costs during the current period.

Rental revenue at Shadeland increased $2,190 to $288,665 for the current period as compared to $286,475 for the comparable period. The increase was due to increased occupancy and rental rates offset in part by lower expense reimbursements in the current period. The average rental rate was $11.18 per square foot at September 30, 1998 and $10.73 per square foot at September 30, 1997. Occupancy at Shadeland increased to 89% as of September 30, 1998 as compared to 88% as of September 30, 1997. The decrease in expense reimbursements was due to a timing difference in the collection of property taxes from the anchor tenants. Operating expenses increased $9,756 to $75,235 for the current period as compared to $65,479 for the comparable period primarily due to grounds and landscaping expenses.

Partnership expense is comprised of general and administrative expenses and the interest expense related to the Cash Flow Protector Loan, General Partner loans, and St. Andrews construction loan offset in part by interest earned on temporary investments. The decrease in Partnership expense of $60,723 to $73,854 for the current period as compared to $134,577 was primarily due to lower interest expense. The decrease in interest expense was related to lower outstanding principal balances on the St. Andrews construction loan and Cash Flow Protector Loan in the current period.

Total general and administrative expenses increased by $810 to $35,937 for the current period as compared to $35,127 for the comparable period. General and administrative expenses include various costs required for the administration of the Partnership.

Interest expense includes interest incurred in connection with the mortgages secured by NEBC, St. Andrews and Shadeland and interest on the Cash Flow Protector Loan from the USF&G General Partner, the General Partner loans, and the St. Andrews construction loan. Interest expense decreased $135,732 to $427,870 for the current period as compared to $563,602 for the comparable period. The decrease in interest expense was primarily due to refinancing and the payoff of the St. Andrews mortgage loan, lower outstanding principal balances and subsequent payoff of the St. Andrews construction loan, the General Partner loans and the Cash Flow Protector Loan in the current period.

Depreciation and amortization expense decreased by $306,887 to $42,051 for the current period as compared to $348,938 for the comparable period primarily due to the Partnership no longer recording depreciation on the Properties as of April 1, 1998, since the Properties are recorded as held for sale on the balance sheet.

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





                          USF&G/LEGG MASON REALTY PARTNERS
                          --------------------------------
                             LIMITED PARTNERSHIP
                             -------------------
                                   (Registrant)


                          By:      USF&G Realty Partners, Inc.,
                                   A General Partner





Date: ----------------             ------------------------------------------

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





                          USF&G/LEGG MASON REALTY PARTNERS
                          --------------------------------
                             LIMITED PARTNERSHIP
                             -------------------
                                  (Registrant)


                          By:      USF&G Realty Partners, Inc.,
                                   A General Partner





Date:                              /s/  Joseph A. Wesolowski
      -----------------            ------------------------------------------
                                   Joseph A. Wesolowski
                                   Vice President and Chief Accounting Officer